Form 10-Q
period 1995-03-31
SDO PARENT CO /CA
filed 1995-05-15
CIK 940170

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

...X.. Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

                                                         March 31, 1995
For the quarterly period ended..............................................
                                                          Or
.....Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from _________________  to ____________________

Commission File Number 1-11439

                              SDO PARENT CO., INC.
...........................................................................
             Exact name of registrant as specified in its charter)


        CALIFORNIA                                         33-0643023
............................................................................
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

101 ASH STREET, SAN DIEGO, CALIFORNIA                             92101
........................................................................
(Address of principal executive offices                       (Zip Code)

                                                          (619) 696-2000
Registrant's telephone number, including area code......................

                            No Change
........................................................................
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes...X... No......

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                            NONE
Common Stock outstanding.....................................................

BACKGROUND


SDO Parent Co., Inc., a California corporation, was formed by San Diego Gas & Electric Company, a California corporation, for the purpose of becoming the parent holding company for SDG&E and for SDG&E's present direct subsidiaries. At the annual meeting of SDG&E's shareholders on April 25, 1995, the merger transaction to effect the holding company structure was approved. However, completion of the merger is subject to SDG&E's receipt of certain authorizations from the California Public Utilities Commission. An application was filed with the CPUC on November 7, 1994.

At present, SDO Parent has no assets, no operations, and no issued and outstanding stock. Although SDG&E will be the initial holder of SDO Parent's securities prior to the merger, this step in the holding company formation process is being held in abeyance pending receipt of the authorizations.

Management of SDO Parent presently anticipates that the effective date of the merger will be on or about December 30, 1995, although there can be no assurance (e.g., due to delays in the process with the CPUC or acceleration of that process) that the effective date will not occur prior to or subsequent to that date. Upon receipt of the authorizations, the merger will be effected and then-present holders of SDG&E common stock will become the holders of SDO Parent's common stock.

For information concerning the financial position and results of operations of SDO Parent had the merger occurred on or prior to March 31, 1995, the Quarterly Report on Form 10-Q of SDG&E. (File No. 1-3779) for the quarter ended March 31, 1995 is incorporated herein by reference.

PART I. FINANCIAL INFORMATION

Items 1. and 2.

Part I of SDG&E's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 is ncorporated herein by reference.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 12 - Computation of ratios

12.1 	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred
      Stock Dividends as required under SDG&E's August 1993 registration of 5,000,000 shares of preference Stock (Cumulative) as filed as
      Exhibit 12.1 to the Quarterly Report on Form 10-Q of San Diego
      Gas & Electric Company for the quarter ended March 31, 1995.

Exhibit 27- Financial Data Schedule

27.1 	Financial Data Schedule as filed as Exhibit 27 with the Quarterly Report on Form 10-Q of San Diego Gas & Electric Company for the quarter ended March 31, 1995.

Exhibit	99 - Additional Exhibits

99.1 	The Quarterly Report on Form 10-Q of San Diego Gas & Electric Company
      for the quarter ended March 31, 1995.

(b)	Reports on Form 8-K

Part II Item 6 (b) of SDG&E's Quarterly Report on Form 10Q for the quarter ended March 31, 1995 is incorporated herein by reference.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                     SDO PARENT CO., INC.



 May 12, 1995                            					By          /s/   F. H. Ault
 ------------                                 ----------------------------
  Date 							                                              F. H. Ault
                                               Vice President and Controller