Form 10-Q
period 1995-06-30
SDO PARENT CO /CA
filed 1995-08-07
CIK 940170

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 ...X.. Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

                                                         June 30, 1995
For the quarterly period ended..............................................
                                                          Or
 .....Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

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

The CPUC's Division of Ratepayer Advocates has recommended against approval of the holding company or, in the alternative, that approval include several conditions, some of which are onerous. To date, the holding company proposal has been approved by the FERC, the Nuclear Regulatory Commission and SDG&E shareholders. SDG&E anticipates forming the holding company shortly after receiving final approval from the CPUC, whose decision is expected in the fourth quarter of 1995. Upon receipt of the authorizations, the merger will be effected and then-present holders of SDG&E common stock will become the holders of SDO Parent's common stock.

For information concerning the financial position and results of operations of SDO Parent had the merger occurred on or prior to June 30, 1995, the Quarterly Report on Form 10-Q of SDG&E (File No. 1-3779) for the quarter ended June 30, 1995 is incorporated herein by reference.

PART I. FINANCIAL INFORMATION

Items 1. and 2.

Part I of San Diego Gas & Electric Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 is incorporated herein by reference.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Part II Item 1 of San Diego Gas & Electric Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 is incorporated herein by reference.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 10 - Material Contracts

10.1 Amended 1986 Long-Term Incentive Plan, amended and restated effective April 25, 1995 (incorporated by reference from San Diego Gas & Electric Company's Amendment No. 2 to Form S-4 filed February 28, 1995).

10.2 Loan Agreement with the City of San Diego in connection with the issuance of $16.7 million of Industrial Development Revenue Refunding Bonds, dated as of June 1, 1995 (incorporated by reference from San Diego Gas & Electric Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

10.3 Loan Agreement with the City of San Diego in connection with the issuance of $57.7 million of Industrial Development Revenue Refunding Bonds, dated as of June 1, 1995 (incorporated by reference from San Diego Gas & Electric Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

10.4 Stock Purchase Agreement dated May 15, 1995 among WES Acquisition Corp., Pacific Diversified Capital Company and Wexford Capital Corporation, as indemnitor (incorporated by reference from San Diego Gas & Electric Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

Exhibit 12 - Computation of ratios

12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends as required under SDG&E's August 1993 registration of 5,000,000 shares of preference Stock (Cumulative) as filed as Exhibit 12.1 to the Quarterly Report on Form 10-Q of San Diego Gas & Electric Company for the quarter ended June 30, 1995.

Exhibit 27- Financial Data Schedule

27.1 Financial Data Schedule as filed as Exhibit 27 with the Quarterly Report on Form 10-Q of San Diego Gas & Electric Company for the quarter ended June 30, 1995.

Exhibit   99 - Additional Exhibits

99.1 The Quarterly Report on Form 10-Q of San Diego Gas & Electric Company for the quarter ended June 30, 1995.

(b)  Reports on Form 8-K

Part II Item 6 (b) of San Diego Gas & Electric Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 is incorporated herein by reference.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                     SDO PARENT CO., INC.



 August 7, 1995                        By:
 ----------------                            ----------------------------
       Date                                           F. H. Ault
                                               Vice President and Controller