Form 10-Q
period 1995-09-30
SDO PARENT CO /CA
filed 1995-10-24
CIK 940170

SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C. 20549

                                       FORM 10-Q
(Mark One)

[..X..] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                                    September 30, 1995
For the quarterly period ended...........................................
                                     Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from __________________  to _______________________

               Name of
Commission     Registrant                                 IRS Employer
File           as specified        State of               Identification
Number         in its charter      Incorporation          Number
----------     --------------      --------------         --------------
1-3779         SAN DIEGO GAS &
               ELECTRIC COMPANY      California           95-1184800

1-11439        SDO PARENT CO.,INC.   California           33-0643023



101 ASH STREET, SAN DIEGO, CALIFORNIA                                    92101
----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)


Registrants' telephone number, including area code.      (619) 696-2000
                                                    ---------------------------
                                  No Change
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   Yes...X... No......

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock outstanding September 30, 1995

San Diego Gas & Electric Company                                    116,539,315
                                                                    ----------
SDO Parent Co., Inc.                                                      None
                                                                     ----------

                              SAN DIEGO GAS & ELECTRIC COMPANY
                                           AND
                                   SDO PARENT CO., INC.

                   FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1995



                                   CONTENTS

                                                                    Page No.

BACKGROUND INFORMATION - SDO PARENT CO., INC. . . . . . . . . . . . . . 3

PART I.  FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . 3

SDO PARENT CO., INC. . . . . . . . . . . . . . . . . . . . . . . . .  . 3

SAN DIEGO GAS & ELECTRIC COMPANY
           Consolidated Statements of Income  . . . . . . . . . . . . . 4
           Consolidated Balance Sheets  . . . . . . . . . . . . . . . . 6
           Consolidated Statements of Cash Flows. . . . . . . . . . . . 7
           Notes To Consolidated Financial Statements . . . . . . . . . 8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . 13


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 17

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 17

Signature - San Diego Gas & Electric Company . . . . . . . . . . . . . 18
Signature - SDO Parent Co., Inc.. . . . . .  . . . . . . . . . . . . . 19

BACKGROUND - SDO Parent Co., Inc.


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

The CPUC's Division of Ratepayer Advocates has recommended against approval of the holding company or, in the alternative, that approval include several conditions, some of which are onerous. To date, the holding company proposal has been approved by the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission and SDG&E shareholders. SDG&E anticipates forming the holding company shortly after receiving final approval from the CPUC, whose decision is expected before the end of December 1995. For additional information see Note 2 of the notes to consolidated financial statements. Upon receipt of the authorizations, the merger will be effected and then-present holders of SDG&E common stock will become the holders of SDO Parent's common stock.

The financial position and results of operations of SDO Parent had the merger occurred on or prior to September 30, 1995 would be the same as reported for SDG&E in Parts 1 and 2 of this Quarterly Report on Form 10-Q.




PART I - FINANCIAL INFORMATION - SDO Parent Co., Inc.

Part I - Financial Information - San Diego Gas & Electric Company beginning on page 4 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

                         PART I - FINANCIAL INFORMATION
                        SAN DIEGO GAS & ELECTRIC COMPANY
                       STATEMENTS OF CONSOLIDATED INCOME
                    (In thousands except per share amounts)

                                              Three Months Ended
                                                  September 30,
                                              1995           1994
                                         -----------    -----------
                                                (Unaudited)
Operating Revenues
  Electric  . . . . . . . . . . . . . .    $  396,526    $  387,144
  Gas . . . . . . . . . . . . . . . . .        68,574        75,261
  Diversified operations  . . . . . . .        13,589        14,270
                                           -----------   -----------
    Total operating revenues  . . . . .       478,689       476,675
                                           -----------   -----------
Operating Expenses
  Electric fuel . . . . . . . . . . . .        31,151        42,311
  Purchased power . . . . . . . . . . .        91,501        93,409
  Gas purchased for resale  . . . . . .        19,468        24,567
  Maintenance . . . . . . . . . . . . .        18,486        15,400
  Depreciation and decommissioning  . .        68,645        65,631
  Property and other taxes  . . . . . .        11,514        11,221
  General and administrative  . . . . .        54,934        44,217
  Other . . . . . . . . . . . . . . . .        51,528        52,834
  Income taxes  . . . . . . . . . . . .        41,160        42,771
                                           -----------   -----------
    Total operating expenses  . . . . .       388,387       392,361
                                           -----------   -----------
Operating Income  . . . . . . . . . . .        90,302        84,314
                                           -----------   -----------
Other Income and (Deductions)
  Allowance for equity funds used
   during construction  . . . . . . . .         1,434         1,196
  Taxes on nonoperating income  . . . .        (2,127)       (2,649)
  Other - net . . . . . . . . . . . . .          (409)        4,388
                                           -----------   -----------
    Total other income and (deductions)        (1,102)        2,935
                                           -----------   -----------
Income Before Interest Charges. . . . .        89,200        87,249
                                           -----------   -----------
Interest Charges
  Long-term debt  . . . . . . . . . . .        22,476        23,495
  Short-term debt and other . . . . . .         5,534         3,922
  Allowance for borrowed funds used
   during construction  . . . . . . . .          (630)         (342)
                                           -----------   -----------
     Net interest charges . . . . . . .        27,380        27,075
                                           -----------   -----------
Income from Continuing Operations . . .        61,820        60,174
Discontinued Operations, Net
 of Income Taxes  . . . . . . . . . . .          --            (385)
                                           -----------   -----------
Net Income (before preferred
 dividend requirements) . . . . . . . .        61,820        59,789
Preferred Dividend Requirements . . . .         1,916         1,916
                                           -----------   -----------
Earnings Applicable
 to Common Shares . . . . . . . . . . .    $   59,904    $   57,873
                                           ===========   ===========
Average Common Shares Outstanding . . .       116,538       116,475
                                           ===========   ===========
Earnings Per Common Share - Continuing
 Operations. .  . . . . . . . . . . . .    $     0.51    $     0.50
                                           ===========   ===========
Earnings Per Common Share . . . . . . .    $     0.51    $     0.50
                                           ===========   ===========
Dividends Declared Per Common Share . .    $     0.39    $     0.38
                                           ===========   ===========

             See notes to consolidated financial statements.

                        SAN DIEGO GAS & ELECTRIC COMPANY
                       STATEMENTS OF CONSOLIDATED INCOME
                    (In thousands except per share amounts)

                                             Nine Months Ended
                                                September 30,
                                             1995           1994
                                         -----------    -----------
                                                 (Unaudited)

Operating Revenues
  Electric  . . . . . . . . . . . . . .    $1,130,530    $1,115,061
  Gas . . . . . . . . . . . . . . . . .       229,897       252,371
  Diversified operations  . . . . . . .        41,456        41,272
                                           -----------   -----------
    Total operating revenues  . . . . .     1,401,883     1,408,704
                                           -----------   -----------
Operating Expenses
  Electric fuel . . . . . . . . . . . .        75,480       110,677
  Purchased power . . . . . . . . . . .       262,702       256,376
  Gas purchased for resale  . . . . . .        82,610       105,312
  Maintenance . . . . . . . . . . . . .        55,194        47,970
  Depreciation and decommissioning  . .       208,354       194,698
  Property and other taxes  . . . . . .        34,193        33,717
  General and administrative  . . . . .       140,521       151,240
  Other . . . . . . . . . . . . . . . .       156,011       155,560
  Income taxes  . . . . . . . . . . . .       123,373       120,949
                                           -----------   -----------
    Total operating expenses  . . . . .     1,138,438     1,176,499
                                           -----------   -----------
Operating Income  . . . . . . . . . . .       263,445       232,205
                                           -----------   -----------
Other Income and (Deductions)
  Writedown of real estate. . . . . . .           -         (25,000)
  Allowance for equity funds used
   during construction  . . . . . . . .         4,447         6,036
  Taxes on nonoperating income  . . . .          (950)        6,853
  Other - net . . . . . . . . . . . . .        (3,354)        4,047
                                           -----------   -----------
    Total other income and (deductions)           143        (8,064)
                                           -----------   -----------
Income Before Interest Charges. . . . .       263,588       224,141
                                           -----------   -----------
Interest Charges
  Long-term debt  . . . . . . . . . . .        72,122        68,785
  Short-term debt and other . . . . . .        14,425        10,174
  Allowance for borrowed funds used
   during construction  . . . . . . . .        (2,013)       (2,580)
                                           -----------   -----------
     Net interest charges . . . . . . .        84,534        76,379
                                           -----------   -----------
Income from Continuing Operations . . .       179,054       147,762
Discontinued Operations, Net
 of Income Taxes  . . . . . . . . . . .        (6,168)      (61,396)
                                           -----------   -----------
Net Income (before preferred
 dividend requirements) . . . . . . . .       172,886        86,366
Preferred Dividend Requirements . . . .         5,747         5,747
                                           -----------   -----------
Earnings Applicable
 to Common Shares . . . . . . . . . . .    $  167,139    $   80,619
                                           ===========   ===========
Average Common Shares Outstanding . . .       116,535       116,480
                                           ===========   ===========
Earnings Per Common Share - Continuing
 Operations. .  . . . . . . . . . . . .    $     1.48    $     1.22
                                           ===========   ===========
Earnings Per Common Share . . . . . . .    $     1.43    $     0.69
                                           ===========   ===========
Dividends Declared Per Common Share . .    $     1.17    $     1.14
                                           ===========   ===========

             See notes to consolidated financial statements.

                    SAN DIEGO GAS & ELECTRIC COMPANY
                       CONSOLIDATED BALANCE SHEETS
                        (In thousands of dollars)

                                                  September 30,  December 31,
                                                      1995          1994
                                                  ------------  ------------
                                                  (Unaudited)
ASSETS
Utility plant - at original cost . . . . . . . .   $5,468,196    $5,329,179
Accumulated depreciation and decommissioning . .   (2,364,825)   (2,180,087)
                                                  ------------  ------------
  Utility plant-net  . . . . . . . . . . . . . .    3,103,371     3,149,092
                                                  ------------  ------------
Investments and other property . . . . . . . . .      514,993       465,918
                                                  ------------  ------------
Current assets
  Cash and temporary investments . . . . . . . .      140,093        25,405
  Accounts receivable  . . . . . . . . . . . . .      190,542       187,988
  Notes receivable . . . . . . . . . . . . . . .       33,194        31,806
  Inventories  . . . . . . . . . . . . . . . . .       73,001        75,607
  Other  . . . . . . . . . . . . . . . . . . . .       33,192        34,022
                                                  ------------  ------------
      Total current assets . . . . . . . . . . .      470,022       354,828
                                                  ------------  ------------
Deferred taxes recoverable in rates  . . . . . .      283,968       305,717
                                                  ------------  ------------
Deferred charges and other assets  . . . . . . .      333,441       322,881
                                                  ------------  ------------

      Total  . . . . . . . . . . . . . . . . . .   $4,705,795    $4,598,436
                                                  ============  ============

CAPITALIZATION AND LIABILITIES
Capitalization
  Common equity  . . . . . . . . . . . . . . . .   $1,505,881    $1,474,430
  Preferred stock:
    Not subject to mandatory redemption  . . . .       93,475        93,493
    Subject to mandatory redemption  . . . . . .       25,000        25,000
  Long-term debt . . . . . . . . . . . . . . . .    1,395,759     1,339,201
                                                  ------------  ------------
      Total capitalization . . . . . . . . . . .    3,020,115     2,932,124
                                                  ------------  ------------
Current liabilities
  Short-term borrowings  . . . . . . . . . . . .         -           89,325
  Long-term debt redeemable within one year  . .      115,000       115,000
  Current portion of long-term debt  . . . . . .       45,550        35,031
  Accounts payable . . . . . . . . . . . . . . .       99,509       130,157
  Dividends payable  . . . . . . . . . . . . . .       47,365        46,200
  Taxes accrued  . . . . . . . . . . . . . . . .       48,721         5,519
  Interest accrued . . . . . . . . . . . . . . .       25,770        23,372
  Regulatory balancing accounts
    overcollected-net. . . . . . . . . . . . . .      188,279       111,731
  Other  . . . . . . . . . . . . . . . . . . . .      121,089       113,815
                                                  ------------  ------------
      Total current liabilities  . . . . . . . .      691,283       670,150
                                                  ------------  ------------
Customer advances for construction . . . . . . .       35,250        36,250
                                                  ------------  ------------
Accumulated deferred income taxes-net  . . . . .      497,322       513,592
                                                  ------------  ------------
Accumulated deferred investment tax credits  . .      105,286       109,161
                                                  ------------  ------------
Deferred credits and other liabilities . . . . .      356,539       337,159
                                                  ------------  ------------
      Total  . . . . . . . . . . . . . . . . . .   $4,705,795    $4,598,436
                                                  ============  ============




                    See notes to consolidated financial statements.

                        SAN DIEGO GAS & ELECTRIC COMPANY
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                           ( In thousands of dollars)


                                                            Nine Months Ended
                                                               September 30,
                                                               1995     1994
                                                            --------  -------
                                                                (Unaudited)

Cash Flows from Operating Activities
  Income from Continuing Operations. . . . . . . . . . . .  $179,054  $147,762
  Adjustments to reconcile income from continuing
   operations to net cash provided by operating activities
     Writedown of real estate and other assets . . . . . .      --      37,000
     Depreciation and decommissioning. . . . . . . . . . .   208,354   194,698
     Amortization of deferred charges and other assets . .    10,350     9,647
     Amortization of deferred credits
       and other liabilities . . . . . . . . . . . . . . .   (24,561)  (22,622)
     Allowance for equity funds used during construction .    (4,447)   (6,036)
     Deferred income taxes and investment tax credits  . .    (6,598)  (18,043)
     Other-net . . . . . . . . . . . . . . . . . . . . . .    14,653    21,784
  Changes in working capital components
     Accounts and notes receivable . . . . . . . . . . . .    (3,942)  (12,648)
     Regulatory balancing accounts . . . . . . . . . . . .    76,548    85,129
     Inventories . . . . . . . . . . . . . . . . . . . . .     2,606   (11,189)
     Other current assets. . . . . . . . . . . . . . . . .       830     1,267
     Accrued interest and taxes  . . . . . . . . . . . . .    44,081    51,059
     Accounts payable and other current liabilities. . . .   (23,374)  (38,290)
  Cash flows provided (used) by discontinued operations. .      (168)    2,335
                                                           ---------  ---------
       Net cash provided by operating activities . . . . .   473,386   441,853
                                                           ---------  ---------
Cash Flows from Financing Activities
     Dividends paid. . . . . . . . . . . . . . . . . . . .  (140,927) (137,315)
     Short-term borrowings-net . . . . . . . . . . . . . .   (89,325)  (77,397)
     Issuance of long-term debt. . . . . . . . . . . . . .   124,641      --
     Repayment of long-term debt . . . . . . . . . . . . .  (102,074)  (24,507)
     Redemption of common stock . . . . . . . .  . . . . .       (29)     (929)
     Redemption of preferred stock . . . . . . . . . . . .       (18)      --
                                                           ---------  ---------
       Net cash used by financing activities . . . . . . .  (207,732) (240,148)
                                                           ---------  ---------
Cash Flows from Investing Activities
     Utility construction expenditures . . . . . . . . . .  (146,569) (197,715)
     Withdrawals from construction trust funds . . . . . .      --      58,042
     Contributions to decommissioning funds  . . . . . . .   (16,527)  (16,527)
     Other-net . . . . . . . . . . . . . . . . . . . . . .     7,008    (2,662)
     Discontinued operations . . . . . . . . . . . . . . .     5,122   (14,508)
                                                           ---------  ---------
       Net cash used by investing activities . . . . . . .  (150,966) (173,370)
                                                           ---------  ---------
Net increase . . . . . . . . . . . . . . . . . . . . . . .   114,688    28,335
Cash and temporary investments, beginning of period  . . .    25,405    12,711
                                                           ---------  ---------
Cash and temporary investments, end of period  . . . . . .  $140,093  $ 41,046
                                                           =========  =========
Supplemental Disclosure of Cash Flow Information
     Income tax payments . . . . . . . . . . . . . . . . .  $ 97,960  $ 81,219
                                                           =========  =========
     Interest payments, net of amounts capitalized . . . .  $ 82,136  $ 71,555
                                                           =========  =========
Supplemental Schedule of Noncash Investing
  and Financing Activities
     Real estate investments . . . . . . . . . . . . . . .  $ 32,553  $ 10,641
     Cash paid . . . . . . . . . . . . . . . . . . . . . .      (250)      (52)
                                                           ---------  ---------
     Liabilities assumed . . . . . . . . . . . . . . . . .  $ 32,303  $ 10,589
                                                           =========  =========


                  See notes to consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.  GENERAL

SDG&E believes all adjustments necessary to present a fair statement of the consolidated financial position and results of operations for the periods covered by this report, consisting of recurring accruals, have been made. Certain prior year amounts have been reclassified for comparability.

SDG&E's significant accounting policies are described in the notes to consolidated financial statements in its 1994 Annual
Report to Shareholders. SDG&E follows the same accounting policies for interim reporting purposes.

This report should be read in conjunction with SDG&E's 1994 Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q for the three months ended March 31, 1995 and June 30, 1995. The consolidated financial statements and Management's Discussion & Analysis of Financial Condition and Results of Operations included in SDG&E's 1994 Annual Report to Shareholders were incorporated by reference into SDG&E's 1994 Annual Report on Form 10-K and filed as an exhibit thereto.

2.  MATERIAL CONTINGENCIES

INDUSTRY RESTRUCTURING - CALIFORNIA PUBLIC UTILITIES COMMISSION

On May 24, 1995 the CPUC voted 3-1 approving a proposed plan for restructuring California's electric industry with a wholesale power pool to begin by January 1997. The plan would allow the state's investor-owned utilities to remain in the business of owning and operating power plants for utility-owned generation. The pool, operated by an independent party, would provide for economic dispatch of competing generation facilities based on spot-market clearing prices similar to a commodities market. After two years, if jurisdictional and market power issues are resolved and transition cost recovery mechanisms are in place, retail consumers would be able to buy electricity directly from specific generators. The dissenting commissioner presented an alternative plan calling for direct power sales to all customers, including residential customers, by 1997.

The proposed majority plan supports the continued development of performance-based ratemaking. In addition, the CPUC stated that it is committed to industry restructuring in a manner that "...does not compromise the financial integrity of the utilities and continues to provide them with a reasonable opportunity to earn a fair profit." On July 24, 1995 SDG&E filed comments in support of the CPUC's majority plan. On September 11, 1995 Southern California Edison and a coalition of independent power producers and large customers including the California Manufacturers Association jointly filed a Memorandum of Understanding as an alternative to the CPUC's majority proposal for industry restructuring. The MOU calls for, among other things, simultaneous operation of the power pool and direct access no later than January 1, 1998; phase-in of direct access over five years (including residential and small commercial customers); honoring cogeneration contracts; developing a competitive transition charge to cover stranded assets; and separation of the independent system operator (where the state's electricity will be scheduled and dispatched) from the functions of the independent power pool (where the market transactions occur). The MOU was the subject of CPUC full-panel hearings on September 13 and 14, 1995. On October 2, 1995 SDG&E filed comments with the CPUC supporting the main components of the MOU, but questioning the feasibility of separating the power pool from the system operator. SDG&E also commented that the proposal does not ensure that the benefits of the pool will be distributed equitably to all customers and may result in cost shifting and inefficiencies.

On October 12, 1995 CPUC President Daniel Fessler requested the California utilities to: 1) comment on a new CPUC proposal to reduce commercial and residential electric rates by 10 percent beginning on the date that the industry restructuring decision becomes effective and subsequently freezing rates for the next five years (due to recent voluntary rate reductions, SDG&E would not be subject to the immediate 10 percent rate cut, but would be subject to the 5-year rate freeze for rates that were in effect on January 1

1995); 2) comment on a new CPUC proposal that the utilities separate their generation, transmission and distribution assets, and divide the generation assets into two or three separate entities of which one or more would be spun off to shareholders; and 3) provide additional justification for the adoption of the MOU's proposal to separate the functions of the power pool from the system operator. Commissioner Fessler indicated that he does not currently favor this separation. Fessler also indicated that the new proposals are intended to alleviate concerns that only large industrial customers would receive the benefits of industry restructuring or that a single entity would control a significant portion of California's generation resources. Comments are due by October 25, 1995. A final CPUC policy decision is expected in December 1995.

SDG&E believes that there are no state or federal laws that need to be changed in order for the CPUC's majority proposal to go forward, although the California legislature does not agree. The California legislature is considering the CPUC's proposal and may hold additional hearings and/or issue its own restructuring policy in early 1996.

On September 30, 1995 SDG&E had approximately $960 million of net utility plant (including approximately $750 million of nuclear facilities) and $60 million of deferred taxes and regulatory assets (included in "Deferred Charges and Other Assets" on the Consolidated Balance Sheets) relating to generating facilities currently being recovered in rates over various periods of time. In addition, SDG&E has long-term purchased-power commitments totaling $3.8 billion with various utilities and other providers. Further, the CPUC's December 1994 Biennial Resource Plan Update decision could require SDG&E to contract for an additional 500 megawatts of power over 17 to 30-year terms at an estimated cost of $4.8 billion beginning in 1997. Prices under the 1994 BRPU contracts are estimated to exceed future market prices by $500 million. SDG&E challenged the decision and in February 1995 the FERC issued a decision declaring the BRPU unlawful under federal law. Subsequently the CPUC delayed the schedule for completion of the BRPU auction and directed SDG&E and the successful bidders to attempt to negotiate a settlement. SDG&E presented a comprehensive settlement offer that provides for a $10 million pool to be shared by the successful bidders and would terminate SDG&E's BRPU obligations. SDG&E also offered to negotiate market-based contracts. SDG&E regards all bidders as having no rights to a contract under the BRPU process. No settlement has been reached.

Once the CPUC has completed its restructuring of the electric utility industry, if the prices of competing suppliers are as anticipated, and if the regulatory process does not provide for complete recovery of those costs that are in excess of what will otherwise be recoverable via market-based pricing structures, SDG&E would incur a charge against earnings for a significant portion of its generating facilities, the related regulatory assets and the long-term commitments. However, the CPUC has indicated that any otherwise unrecovered amounts will be provided for in the new environment. SDG&E cannot at this time predict the impact of the CPUC's tentative decision and the transition to a more competitive environment on SDG&E's financial condition and results of operations.

SDG&E believes that changes in the California utility industry and the movement toward a more competitive marketplace will require SDG&E to change its corporate structure. SDG&E is presently considering various strategies for the separation of its power generation and transmission assets from its other utility assets. These strategies are dependent on the outcome of the CPUC industry restructuring proceedings and the FERC wholesale open access rule-making proceedings (see "Industry Restructuring - Federal Energy Regulatory Commission" below). In connection with the proposed industry restructuring, SDG&E has applied to the CPUC for permission to form a holding company. A holding company structure would, among other things, provide a platform for the separation of SDG&E's generation and transmission assets. The CPUC's Division of Ratepayer Advocates has recommended against approval of the holding company or, in the alternative, that approval include several conditions, some of which are onerous. To date, the holding company proposal has been approved by the FERC, the Nuclear Regulatory Commission and SDG&E shareholders. SDG&E anticipates forming the holding company shortly after receiving final approval from the CPUC, whose decision is expected before the end of December 1995.

INDUSTRY RESTRUCTURING - FEDERAL ENERGY REGULATORY COMMISSION

On March 29, 1995 the FERC issued a proposed rule that, if adopted, would require all public utilities to offer wholesale "open-access" transmission service on a nondiscriminatory basis. In addition, public utilities would be required to functionally price their generation and transmission services separately from each other. The FERC also stated its belief that utilities should be allowed to recover the costs of assets and obligations made uneconomic by the changed regulatory environment. Although SDG&E's cost recovery mechanisms are not currently under the jurisdiction of the FERC, the recognition by the FERC of the propriety of such cost recovery supports the CPUC's similar position, as stated in its tentative policy decision.

On October 6, 1995 SDG&E filed for approval of its open-access tariffs for its service territory with the FERC in conjunction with its request for a marketing license for Enova Energy Management, SDG&E's wholly owned subsidiary, which intends to transact business at market-based rates in the wholesale energy market. Open-access tariffs provide for nondiscriminatory access to SDG&E's transmission system. The filing is required of any company seeking to market energy at market-based rates. SDG&E requested three exceptions to the FERC's proposed transmission pricing rules: 1) SDG&E's rates should reflect any additional costs incurred to the extent that providing transmission service to others would conflict with Internal Revenue Service restrictions on SDG&E's Industrial Development Bonds and result in the loss of their tax-exempt status. SDG&E has issued $800 million of tax-exempt bonds to finance its generating, distribution and transmission facilities. Such an impairment could result in SDG&E's incurring approximately $300 million of additional interest costs over the life of the bonds if its IDBs are replaced with taxable bonds. If an impairment occurred, it is not certain if all of the bonds would lose their tax-exempt status, or only the portion attributable to SDG&E's transmission facilities; 2) SDG&E should be compensated for lost opportunities that result from providing transmission service to others; and 3) transmission rates should be higher during peak periods to prevent "cherry picking" of transmission capacity. The FERC is expected to act on SDG&E's request within 60 days.

Final approval of the FERC's rule and the CPUC's industry restructuring plan would result in the creation of a bid-based wholesale electricity spot market with open-access transmission. Participating utilities would transfer complete operating control over the flow of energy to an independent system operator that would be responsible for directing the operation of the transmission system. At least at the outset, retail customers would not participate directly as buyers in the wholesale market. SDG&E has also proposed that a single entity would ultimately own and/or lease the transmission facilities within a broad geographic area. The creation of such an entity could involve the sale, lease or other disposition of SDG&E's transmission facilities. The FERC is expected to issue a final rule in early 1996.

SAN ONOFRE NUCLEAR GENERATING STATION UNITS 2 & 3

In November 1994 SDG&E, Southern California Edison and the CPUC's Division of Ratepayer Advocates signed a settlement agreement on the accelerated recovery of SONGS Units 2 and 3 capital costs. It is anticipated that the rates in the agreement would be sufficient for SDG&E to recover approximately $750 million over an eight-year period beginning in February 1996, rather than over the anticipated operational life of the units, which may extend to 2013. During the eight-year period, the authorized rate of return would be reduced from the authorized weighted average cost of capital (currently 9.76 percent) to 7.52 percent (SDG&E's 1995 authorized cost of debt). The agreement also includes a performance-incentive plan that would encourage continued, efficient operation of the plant. However, continued operation of SONGS beyond the eight-year period would be at the owners' discretion. Under the plan, customers would pay about four cents per kilowatt-hour for energy delivered from SONGS during the eight-year period. This pricing plan would replace the traditional method of recovering the units' operating expenses and capital improvements. This is intended to make the plants more competitive with other sources. SDG&E is unable at this time to predict the impact of this proposal, if approved, on the results of its operations. Hearings were concluded in May 1995. On September 14, 1995 a CPUC Administrative Law Judge issued a proposed decision recommending that the settlement be addressed in the Industry Restructuring proceeding. The CPUC could issue a decision as early as November. However, Commissioner Fessler indicated that he is considering writing an alternate decision, which could delay the CPUC's final decision until December 1995.

NUCLEAR INSURANCE

Public liability claims that could arise from a nuclear incident are limited by law to $9 billion for each licensed nuclear facility. For this exposure, SDG&E and the co-owners of SONGS have purchased primary insurance of $200 million, the maximum amount available. The remaining coverage is provided by secondary financial protection required by the Nuclear Regulatory Commission and provides for loss sharing among utilities owning nuclear reactors if a costly accident occurs. SDG&E could be assessed retrospective premium adjustments of up to $32 million in the event of a nuclear incident involving any of the licensed, commercial reactors in the United States, if the amount of the loss exceeds $200 million.

Insurance coverage is also provided for up to $2.8 billion of property damage and decontamination liability, and the cost of replacement power, which includes indemnity payments for up to two years, after a waiting period of 21 weeks. Coverage is provided primarily through mutual insurance companies owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available for these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $9 million.

3. WRITEDOWNS

In June 1994 SDG&E recorded writedowns related to the utility and its subsidiaries. SDG&E recorded a $25 million writedown of various commercial properties, including $19 million of subsidiary properties in Colorado Springs and in San Diego, to reflect continuing declines in commercial real estate values. As a result of the CPUC's proposal to restructure the electric utility industry and the uncertainty concerning the impact of competition, SDG&E also recorded a $12 million writedown of various non-earning utility assets, including the South Bay Repower project. Additional information on the CPUC's proposed industry restructuring and its potential impacts on SDG&E is provided in Note 2. Additional writedowns associated with discontinued operations are described in Note 4.

4. DISCONTINUED OPERATIONS -- WAHLCO ENVIRONMENTAL SYSTEMS, INC.

On June 6, 1995 SDG&E sold its investment in Wahlco Environmental Systems, Inc. for $5 million. The sale of Wahlco is being accounted for as a disposal of a segment of business and SDG&E's prior periods' financial statements have been restated to reflect Wahlco as a discontinued operation. Discontinued operations consist of the following:

                                Nine Months Ended             Year Ended
                                  September 30,              December 31,
                                 1995       1994          1994     1993   1992
                               _______________________________________________
                                            (millions of dollars)

Revenues                          $24       $50           $70     $82     $82
Loss from operations before
  income taxes                     --       (64)          (70)    (14)    (13)
Loss on disposal before income
  taxes                           (10)       --            --      --      --
Income tax benefits                 4         3             7       5       3
                                 _______________________________________________

The loss on disposal of Wahlco was recorded in 1995 and reflects the sale of Wahlco and Wahlco's net operating losses after 1994. The loss from discontinued operations for the nine months ended September 30, 1994 was primarily due to the $59 million writedown of Wahlco's goodwill and other intangible assets as a result of the depressed air pollution-control market and increasing competition.

Wahlco's net assets (included in "Investments and Other Property" on the Consolidated Balance Sheets) at December 31, 1994 are summarized as follows:

       Current assets                                        $ 40.2
       Non-current assets                                      18.9
       Current liabilities                                    (27.1)
       Long-term debt and other liabilities                   (24.2)
                                                             ______
                                                             $ 7.8
                                                             ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

EARNINGS

Earnings per share from continuing operations for the three months ended September 30, 1995 were $0.51, up $0.01 per share from the same period in 1994. Earnings per share from continuing operations for the nine months ended September 30, 1995 were $1.48, up from $1.22 per share for the same period in 1994. The change in nine-month earnings results primarily from a $0.20 per share June 1994 writedown associated with utility and real estate assets and a higher authorized return on equity in 1995. Additional information concerning the writedowns is provided in
Note 3 of the notes to consolidated financial statements.

OPERATING REVENUES AND EXPENSES

Gas revenues, gas purchased for resale, and electric fuel expense decreased for the three months and nine months ended September 30, 1995 from the corresponding periods in 1994 primarily due to lower natural gas prices. Purchased power expense for the nine months ended September 30, 1995 was up over the corresponding 1994 period, primarily due to increased purchases of short-term energy to replace nuclear generation as a result of the refueling of San Onofre Nuclear Generating Station Units 2 and 3.

General and administrative expenses decreased for the nine months ended September 30, 1995 compared with 1994 primarily due to the June 1994 writedowns of various non-earning utility assets described in Note 3 of the notes to consolidated financial statements.

REGULATORY MATTERS:

CALIFORNIA PUBLIC UTILITIES COMMISSION'S PROPOSED INDUSTRY
RESTRUCTURING

On May 24, 1995 the CPUC voted 3-1 approving a tentative plan for restructuring California's electric industry with a wholesale power pool to begin by January 1997. See additional discussion of industry restructuring in Note 2 of the notes to consolidated financial statements. SDG&E cannot at this time predict the impact of the CPUC's final decision and the transition to a more competitive environment on SDG&E's financial condition and results of operations.

HOLDING COMPANY

In November 1994 SDG&E filed an application with the CPUC to form a holding company. Under the proposed structure, SDG&E would become a subsidiary of the parent company, as would SDG&E's existing subsidiaries. Additional discussion of industry restructuring and the proposed holding company plan is provided in Note 2 of the notes to consolidated financial statements.

ELECTRIC RATES

On October 16, 1995 SDG&E filed rate requests with the CPUC to reflect lower expected prices for fuel and purchased power, lower cost of capital, balancing account activity, and inflation and customer growth based on SDG&E's PBR base-rates mechanism formula. If approved, SDG&E's system average electric rate would decrease from 9.9 cents to 9.7 cents. The adjustment for fuel and energy costs would be effective June 1, 1996. The cost of capital and other base rate adjustments would be effective January 1, 1996.

COST OF CAPITAL

On October 6, 1995 a CPUC Administrative Law Judge issued a proposed decision (subsequently modified on October 12) on the 1996 Cost of Capital proceeding recommending an 11.60 percent authorized return on common equity and a 0.25 percent increase in SDG&E's common equity ratio for an overall rate of return of 9.38 percent. SDG&E's 1995 authorized return on equity and overall rate of return are 12.05 percent and 9.76 percent, respectively. A final decision is on the CPUC's agenda for its November 8, 1995 meeting.

In late October 1995 SDG&E expects to file a proposal with the CPUC to implement a 3-year cost of capital mechanism beginning in January 1997. Each October SDG&E's authorized rate of return would be adjusted if interest rates change by one percent or more from the prior year's benchmark. A one percent change in interest rates would result in a one-half percent change in SDG&E's return on equity. In addition, SDG&E's embedded costs of debt and preferred stock would be adjusted to reflect SDG&E's outstanding long-term debt and preferred stock at each September 30. The adjustments would be effective on January 1 of the following year.

BIENNIAL RESOURCE PLAN UPDATE PROCEEDING

In December 1994 the CPUC issued a decision ordering SDG&E, Pacific Gas & Electric and Southern California Edison to proceed with the BRPU auction. SDG&E was ordered to begin negotiating contracts (ranging from 17 to 30 years) to purchase 500 mw of power from qualifying facilities at an estimated cost of $4.8 billion beginning in 1997. The FERC's February 1995 order declared the BRPU auction procedures unlawful under federal law. The CPUC encouraged SDG&E, PG&E and Edison to reach settlements with the auction winners. To date no settlements have been reached. Additional information is provided in Note 2 of the notes to consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES:

Sources of cash for 1995 through 1999 are expected to consist of income from operations and issuances of stock and debt. Cash requirements for 1995 through 1999 include the construction program and retirements of long-term debt. SDG&E conducts a continuing review of its construction, investment and financing programs. They are revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

FINANCING ACTIVITIES

SDG&E anticipates that it will have no outstanding short-term or intermediate-term borrowings on December 31, 1995 and does not expect to issue any short- or intermediate-term debt in 1996. At December 31, 1994 SDG&E had various short-term bank lines aggregating $170 million and two $50 million long-term bank lines, related to which $58 million in short-term bank loans was outstanding. At September 30, 1995 SDG&E had short-term bank lines of $30 million (none outstanding) and long-term bank lines of $280 million ($50 million outstanding). Commitment fees are paid on the unused portion of the lines. There are no requirements for compensating balances.

SDG&E does not expect any issuances of long-term debt or preferred stock in 1995 other than refinancings. On June 6, 1995 SDG&E issued $74 million of Industrial Development Bonds through the City of San Diego to refinance the 9-1/4 percent bonds issued in 1985. The new bonds were issued at par, with variable interest rates, and are due September 1, 2020. The proceeds were placed in an escrow fund and were used to call the 1985 bonds on September 1, 1995.

$80 million of SDG&E's Pollution Control Bonds were remarketed in August 1995 at a rate of 4 percent, which compares to last year's rate of 4.25 percent. The new rate is effective September 1, 1995 through August 31, 1996.

SDG&E is in the process of delisting its preferred and preference stock from the Pacific Stock Exchange. Once this is accomplished, SDG&E's preferred and preference stock will be listed on the American Stock Exchange only.

SDG&E periodically enters into interest rate swap and cap agreements to moderate its exposure to interest rate changes and to lower its overall cost of borrowing. These swap and cap agreements generally remain off the balance sheet as they involve the exchange of fixed- and variable-rate interest payments without the exchange of the underlying principal amounts. The related gains or losses are reflected in the income statement as part of interest expense. Beginning in late 1995, SDG&E intends to use derivative financial instruments, such as futures, and option and swap contracts, to reduce price volatility of natural gas purchases in the regular course of business. SDG&E intends to use these contracts in its hedging activities on a continuing basis for periods consistent with its committed exposures. SDG&E's current policy is to use derivatives only as a hedge.

CAPITAL STRUCTURE

SDG&E maintains its utility capital structure so as to obtain long-term financing at the lowest possible rates. The following table lists key financial ratios for SDG&E's utility operations.

                                       September 30,              December 31,
                                            1995                    1994
                                      or the twelve               or the year
                                    months then ended             then ended

Pretax interest coverage                 4.7 X                       4.7 X
Internal cash generation                 118 %                        85 %
Construction expenditures as
   a percent of capitalization           7.3 %                       9.1 %
Capital structure:
     Common equity                        48 %                        48 %
     Preferred stock                       4 %                         4 %
     Debt and leases                      48 %                        48 %

SDG&E's employee savings and common stock investment plans permit
SDG&E to issue common stock or to purchase it on the open market.
Currently, SDG&E is purchasing the stock on the open market for these plans.

CAPITAL REQUIREMENTS

Quarterly cash dividends of $0.39 per share have been declared through September 30, 1995. The dividend pay-out ratio for the 12 months ended September 30, 1995 and December 31, 1994, 1993, 1992 and 1991 were 81%, 130%, 82%, 81% and 79%, respectively. The increase in the pay-out ratio for the year ended December 31, 1994 was due to the writedowns recorded during 1994. Additional information regarding the writedowns is provided in Notes 3 and 4 of the notes to consolidated financial statements. The payment of future dividends is within the discretion of the SDG&E Board of Directors and dependent upon future business conditions, earnings and other factors. Net cash flows provided by operating activities currently are sufficient to maintain the payment of dividends at the present level.

Construction expenditures were $264 million in 1994 and are expected to be approximately $230 million in 1995. The level of expenditures in the next few years will depend on the CPUC's proposed industry restructuring (as described in "Regulatory Matters" above), the timing of expenditures to comply with air emission reduction and other environmental requirements, and SDG&E's proposal to transport natural gas to Mexico. (Additional information concerning SDG&E's proposal to transport gas to Mexico is provided in SDG&E's 1994 Annual Report.)

OTHER

Besides the effects of items discussed in the preceding pages, significant changes to the balance sheet at September 30, 1995 compared to December 31, 1994 were in cash and temporary investments, accounts payable, taxes accrued and regulatory balancing accounts. The increase in cash and temporary investments was due to lower construction expenditures, and lower than expected prices for purchased-power and natural gas. Accounts payable decreased due to lower expense accruals at September 30, 1995. The increase in taxes accrued was due to regulatory balancing account overcollections. The increase in balancing accounts reflects overcollections as a result of lower than expected prices for purchased power and natural gas.

NEW ACCOUNTING STANDARD

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This statement, which is effective for 1996 financial statements, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the asset's book value exceeds its expected future cash flows such that the carrying amount of an asset may not be fully recoverable. The statement also affects utility plant and regulatory assets such that a loss must be recognized whenever a regulator excludes all or part of an asset's cost from a company's rate base. Based on the existing regulatory environment and preliminary indications from the CPUC and the FERC on recovery of transition costs arising from industry restructuring, SFAS 121 is not currently expected to have an adverse impact on SDG&E's financial condition or results of operations. However, this may change in the future as deregulation, competitive factors, and restructuring take effect in the electric utility industry.

PART II - OTHER INFORMATION - SDO Parent Co., Inc.

Part II - Other Information - San Diego Gas & Electric Company on page 17 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

PART II - OTHER INFORMATION - San Diego Gas & Electric Company

ITEM 1. LEGAL PROCEEDINGS

There have been no significant subsequent developments in the American Trails, Public Service Company of New Mexico, Canadian Natural Gas, Covalt, North City West and Wood Poles Preservatives proceedings. Background information concerning these and the following proceedings is contained in SDG&E's 1994 Annual Report on Form 10-K and in its March 31, 1995 and June 30, 1995 Quarterly Reports on Form 10-Q.

Century Power

On October 23, 1995 SDG&E filed an Offer of Settlement with the Federal Energy Regulatory Commission which would result in the dismissal of all claims between SDG&E and Tucson Electric Power and Century with prejudice. SDG&E is unable to predict the ultimate outcome of these proceedings.

SONGS Personal Injury Litigation

On October 12, 1995 a jury ruled in favor of Southern California Edison, SDG&E and Combustion Engineering in the case filed by Glen James in the United States District Court for the Southern District. The plaintiffs have 30 days to appeal the verdict.
The allegations in this case were substantially identical to those contained in the complaints of R. C. Tang, Linda McLandrich and Jason Mettler, described in SDG&E's 1993 and 1994 Annual Report on Form 10-K and subsequent quarterly reports. The complaint alleged that the plaintiff's cancer was caused by the emission of radiation while he was serving as a nuclear equipment operator at SONGS between 1982 and 1990. The Tang, James, McLandrich and Mettler complaints were all filed by the same attorneys. SDG&E is unable to predict the ultimate outcome of these proceedings.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

Exhibit 12 - Computation of Ratios

12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends as required under SDG&E's August 1993 registration of 5,000,000 shares of Preference Stock (Cumulative).

Exhibit 27 - Financial Data Schedule

27.1  SDG&E Financial Data Schedule for the nine months ended
      September 30, 1995.

(b)   Reports on Form 8-K

      None

                                 SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SAN DIEGO GAS & ELECTRIC COMPANY
                                                           (Registrant)



Date: October 23, 1995                         By:          /s/ F.H. Ault
                                               -------------------------------
                                                            (Signature)

                                                           F. H. Ault
                                                 Vice President and Controller

                                SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SDO PARENT CO., INC.
                                                 (Registrant)



Date: October 23, 1995                   By:       /s/ F.H. Ault
                                             ----------------------
                                                   (Signature)
                                                    F. H. Ault
                                         Vice President and Controller