Form 10-K
period 1995-12-31
ENOVA CORP
filed 1996-03-01
CIK 940170

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the fiscal year ended                      December 31, 1995
   OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from                     to
                Exact
               Name of
Commission     Registrant                                 IRS Employer
File           as specified        State of               Identification
Number         in its charter      Incorporation          Number
----------     --------------      --------------         --------------
1-3779         SAN DIEGO GAS &
               ELECTRIC COMPANY      California           95-1184800

1-11439        ENOVA CORPORATION     California           33-0643023

101 ASH STREET, SAN DIEGO, CALIFORNIA                                    92101
-----------------------------------------                           ----------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code               (619)696-2000
                                                                --------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                         Name of each exchange
Title of each class                                        on which registered
-------------------                                      ---------------------
San Diego Gas & Electric Company
Preference Stock (Cumulative)
  Without Par Value (except $1.70 and $1.7625 Series)                American
  Cumulative Preferred Stock, $20 Par Value (except 4.60% Series)    American

Enova Corporation
Common Stock, Without Par Value                           New York and Pacific

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
San Diego Gas & Electric Company                          None
Enova Corporation                                         None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]   No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [  ]

Exhibit Index on page 34.  Glossary on page 42.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1996:
Enova Corporation Common Stock                                $2.8 Billion
San Diego Gas & Electric Company Preferred Stock              $18 Million

Common Stock outstanding without par value as of January 31, 1996:

Enova Corporation:                                          116,563,375

San Diego Gas & Electric Company:            Wholly owned by Enova Corporation

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 1995 Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV.

Portions of the March 1996 Proxy Statement prepared for the April 1996 annual meeting of shareholders are incorporated by reference into Part III.

TABLE OF CONTENTS

PART I
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . .  3
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . 26
Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . 27
Item 4.   Submission of Matters to a Vote of Security Holders. 31
          Executive Officers of the Registrant . . . . . . . . 31
PART II
Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters . . . . . . . . . . . . . . . 32
Item 6.   Selected Financial Data  . . . . . . . . . . . . . . 32
Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . 32
Item 8.   Financial Statements and Supplementary Data  . . . . 32
Item 9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure  . . . . . . 32

PART III
Item 10.  Directors and Executive Officers of the Registrant . 33
Item 11.  Executive Compensation . . . . . . . . . . . . . . . 33
Item 12.  Security Ownership of Certain Beneficial Owners
              and Management . . . . . . . . . . . . . . . . . 33
Item 13.  Certain Relationships and Related Transactions . . . 33

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K  . . . . . . . . . . . . . . . . . . 34

Independent Auditors' Consent  . . . . . . . . . . . . . . . . 41

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 42

GLOSSARY . . . . . . . . . . . . . . . . . . . . . . . . . . . 43

PART I - Enova Corporation:

Part I - San Diego Gas & Electric Company beginning on page 3 of this Annual Report on Form 10-K incorporated herein by reference.

PART I - San Diego Gas & Electric Company:

ITEM 1. BUSINESS

Description of Business
On December 6, 1995 San Diego Gas & Electric Company announced the formation of Enova Corporation as the parent company for itself and its subsidiaries. On January 1, 1996 Enova Corporation became the parent of SDG&E. SDG&E's outstanding common stock was converted on a share-for-share basis into Enova Corporation common stock. SDG&E's debt securities, preferred stock and preference stock were unaffected and remain with SDG&E. On January 31, 1996 SDG&E's ownership interests in its subsidiaries were transferred to Enova Corporation at book value, completing the organizational restructuring into the new parent company framework. Thus, the consolidated financial statements of SDG&E incorporated herein, which include SDG&E and its subsidiaries, also reflect what is now Enova Corporation and its subsidiaries. Beginning on January 1, 1996, SDG&E's financial statements for periods prior to 1996 will be restated to reflect the net results of nonutility subsidiaries as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Effects of a Disposal of a Segment of Business."

SDG&E is an operating public utility engaged in the electric and gas businesses. It generates and purchases electric energy and distributes it to
1.2 million customers in San Diego County and an adjacent portion of Orange County, California. It also purchases and distributes natural gas to 700,000 customers in San Diego County and also transports gas for others in SDG&E's service territory. Factors affecting SDG&E's utility operations include regulation, deregulation, competition, nonutility generation, customers' bypass of its electric and gas systems, population growth, changes in interest and inflation rates, and environmental and other laws.

SDG&E has diversified into other businesses. Enova Financial, Inc. invests in limited partnerships representing approximately 800 affordable-housing projects located throughout the United States. Califia Company leases computer equipment. The investments in Enova Financial and Califia are expected to provide income tax benefits over the next several years. Enova Energy, Inc. is an energy management consulting firm offering services to utilities and large consumers. Pacific Diversified Capital Company is the parent company for non-utility subsidiaries, Phase One Development, Inc., which is engaged in real estate development, and Enova Technologies, Inc. Enova Technologies, whose ownership was transferred directly to Enova Corporation after December 31, 1995, is in the business of developing new technologies generally related to utilities and energy, including certain research transferred from the utility. Enova Technologies has entered into a joint venture with Philips Home Services to establish a new electronic consumer network using the Philips screen phone as the network platform. Enova International was formed after December 31, 1995 to develop and operate natural-gas and power projects outside the United States.

As a result of the formation of Enova Corporation and the subsequent restructuring, Enova and its subsidiaries have more flexibility to pursue non-regulated business opportunities than in the past. As new non-regulated businesses are undertaken, risks will increase. The intent is for rewards to increase correspondingly.

Additional information regarding SDG&E's subsidiaries is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 in the 1995 Annual Report to Shareholders and in Notes 1 and 3 of the "Notes to Consolidated Financial Statements" beginning on page 35 of the 1995 Annual Report to Shareholders.

GOVERNMENT REGULATION

Local Regulation
SDG&E has separate electric and gas franchises with the two counties and the 25 cities in its service territory. These franchises allow SDG&E to locate facilities for the transmission and distribution of electricity and gas in the streets and other public places. The franchises do not have fixed terms, except for the electric and gas franchises with the cities of Chula Vista (expiring in 1997), Encinitas (2012), San Diego (2021), and Coronado (2028); and the gas franchises with the city of Escondido (2036) and the county of San Diego (2030).

State Regulation
The California Public Utilities Commission consists of five members appointed by the governor and confirmed by the senate for six-year terms. The commission regulates SDG&E's rates and conditions of service, sales of securities, rate of return, rates of depreciation, uniform systems of accounts, examination of records, and long-term resource procurement. The CPUC also conducts various reviews of utility performance and conducts investigations into various matters, such as deregulation, competition and the environment, to determine its future policies.

The California Energy Commission has discretion over electric-demand forecasts for the state and for specific service territories. Based upon these forecasts, the CEC determines the need for additional energy sources and for conservation programs. The CEC sponsors alternative-energy research and development projects, promotes energy conservation programs, and maintains a state-wide plan of action in case of energy shortages. In addition, the CEC certifies power-plant sites and related facilities within California.

Federal Regulation
The Federal Energy Regulatory Commission regulates transmission access, the uniform systems of accounts, rates of depreciation and electric rates involving sales for resale. The FERC also regulates the interstate sale and transportation of natural gas.

The Nuclear Regulatory Commission oversees the licensing, construction and operation of nuclear facilities. NRC regulations require extensive review of the safety, radiological and environmental aspects of these facilities. Periodically, the NRC requires that newly developed data and techniques be used to reanalyze the design of a nuclear power plant and, as a result, requires plant modifications as a condition of continued operation in some cases.

Licenses and Permits
SDG&E obtains a number of permits, authorizations and licenses in connection with the construction and operation of its generating plants. Discharge permits, San Diego Air Pollution Control District permits and NRC licenses are the most significant examples. The licenses and permits may be revoked or modified by the granting agency if facts develop or events occur that differ significantly from the facts and projections assumed in granting the approval. Furthermore, discharge permits and other approvals are granted for a term less than the expected life of the facility. They require periodic renewal, which results in continuing regulation by the granting agency.

Other regulatory matters are described throughout this report.

COMPETITION

This topic is discussed in "Electric Operations" and "Rate Regulation" herein, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1995 Annual Report to Shareholders, and in Note 11 of the "Notes to Consolidated Financial Statements" beginning on page 35 of the 1995 Annual Report to Shareholders.

SOURCES OF REVENUE

(In Millions of Dollars)                  1995      1994      1993
-------------------------------------------------------------------
Utility revenue by type of customer:

Electric-
        Residential                      $  610    $  612    $  615
        Commercial                          589       600       572
        Industrial                          250       231       250
        Other                                55        67        77
                                         ------    ------    ------
           Total Electric                 1,504     1,510     1,514
                                         ------    ------    ------
Gas-
        Residential                         189       204       195
        Commercial                           60        65        63
        Industrial                           25        31        40
        Other                                36        46        49
                                         ------    ------    ------
           Total Gas                        310       346       347
                                         ------    ------    ------
           Total Utility                  1,814     1,856     1,861
                                         ------    ------    ------
Diversified Operations                       57        56        36
                                         ------    ------    ------
           Total                         $1,871    $1,912    $1,897
                                         ======    ======    ======


Industry segment information is contained in "Statements of Consolidated Financial Information by Segments of Business" on page 34 of the 1995 Annual Report to Shareholders.

CONSTRUCTION EXPENDITURES

Construction expenditures, excluding nuclear fuel and the allowance for equity funds used during construction, were $221 million in 1995 and are estimated to be about $220 million in 1996.

ELECTRIC OPERATIONS

Introduction
In December 1995 the CPUC issued its policy decision on the restructuring of California's electric utility industry to stimulate competition and reduce rates. These matters are discussed in "Competition-California" herein, "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1995 Annual Report to Shareholders, and in Note 11 of the "Notes to Consolidated Financial Statements" beginning on page 35 of the 1995 Annual Report to Shareholders.

Resource Planning
SDG&E's ability to provide energy at the lowest possible cost has been based on a combination of production from its own plants and purchases from other producers. The purchases have been a combination of short-term and long-term contracts and spot purchases. Most resource acquisitions are obtained through a competitive bidding process. In December 1994 the CPUC issued a decision ordering SDG&E, Pacific Gas & Electric and Southern California Edison to go forward with the Biennial Resource Plan Update proceeding, allowing qualified nonutility power producers that cogenerate or use renewable energy technologies to bid for a portion of SDG&E's future capacity needs. As a result of the decision, SDG&E would be required to enter into contracts (ranging in term from 17 to 30 years) to purchase 500 mw of power, including 341 mw from cogenerators, 94 mw from geothermal sources, and the remainder from wind and other sources. The present value of ratepayer payments beginning in 1997 over the life of these contracts was estimated to be $2.3 billion. Prices under these contracts could significantly exceed the future market price. In February 1995 the FERC issued an order declaring the BRPU auction procedures unlawful under federal law. In July 1995 the CPUC issued a ruling encouraging SDG&E, PG&E and Edison to reach settlements with the auction winners. SDG&E has reached settlement with two auction winners. Settlement discussions with the others are ongoing.

In 1995 SDG&E also negotiated contracts for 760 mw of short-term purchased power.

The CPUC has also ordered utilities in the state to implement pilot demonstration projects to allow others to bid to supply utilities' customers with energy-conservation services, which could reduce the need for generation capacity.

Additional information concerning resource planning is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1995 Annual Report to Shareholders and in Notes 10 and 11 of the "Notes to Consolidated Financial Statements" beginning on page 35 of the 1995 Annual Report to Shareholders.

Electric Resources
Based on generating plants in service and purchased-power contracts in place as of January 31, 1996, the net megawatts of electric power expected to be available to SDG&E during the next summer (normally the time of highest demand) are as follows:

    Source                               Net Megawatts
    --------------------------------------------------
    Gas/oil generating plants                    1,641
    Combustion turbines                            332
    Nuclear generating plants                      430
    Long-term contracts with other utilities       675
    Short-term contracts with other utilities      350
    Contracts with others                          510
                                                 -----
            Total                                3,938
                                                 =====

SDG&E's 1995 system peak demand of 3,260 mw occurred on August 30, when the net system capability, including power purchases, was 3,857 mw. The all-time record is 3,335 mw which was reached on August 17, 1992.

Gas/Oil Generating Plants: SDG&E's South Bay and Encina power plants are equipped to burn either natural gas or fuel oil. The four South Bay units went into operation between 1960 and 1971 and can generate 690 mw. The five Encina units began operation between 1954 and 1978 and can generate 951 mw. SDG&E sold and leased back Encina Unit 5 (330 mw) in 1978. The lease term is through 2004, with renewal options for up to 15 additional years.

SDG&E has 19 combustion turbines that were placed in service from 1966 to 1979. They are located at various sites and are used only in times of peak demand.

Nuclear Generating Plants: SDG&E owns 20 percent of the three nuclear units at San Onofre Nuclear Generating Station. The cities of Riverside and Anaheim own a total of 5 percent of SONGS 2 and 3. Southern California Edison Company owns the remaining interests and operates the units.

SDG&E is currently recovering its existing capital investment in SONGS 1 over a four-year period that began in November 1992, when the CPUC issued a decision to permanently shut down the unit. SDG&E and Edison filed a decommissioning plan in November 1994, although final decommissioning will not occur until SONGS 2 and 3 are also decommissioned. The unit's spent nuclear fuel has been removed from the reactor and stored on-site. In March 1993 the NRC issued a Possession-Only License for SONGS 1, and the unit was placed in a long-term storage condition in May 1994.

SONGS 2 and 3 began commercial operation in August 1983 and April 1984, respectively. SDG&E's share of the capacity is 214 mw of SONGS 2 and 216 mw of SONGS 3.

Between 1993 and 1995, SDG&E spent $69 million on capital modifications and additions for all three units and expects to spend $16 million in 1996 on SONGS. SDG&E deposits funds in an external trust to provide for the future dismantling and decontamination of the units. The shutdown of SONGS 1 does not affect contributions to the trust.

In 1983 the CPUC adopted performance-based incentive plans for SONGS that set a Target Capacity Factor range of 55 percent to 80 percent for Units 2 and 3. Energy costs or savings outside that range were shared equally by SDG&E and its customers. Since the TCF was adopted, these units have operated above 55 percent for each of their fuel cycles and have exceeded 80 percent a total of seven times in the fourteen completed cycles. However, there can be no assurance that they will continue to achieve a 55 percent capacity factor.

In January 1996 the CPUC approved the accelerated recovery of the existing capital costs of Units 2 and 3. The decision allows SDG&E to recover more than $750 million over an eight-year period beginning in 1996, rather than over the anticipated operational life of the units, which is expected to extend to 2013. During the eight-year period, the authorized rate of return on the equity portion of the investment will be 90 percent of SDG&E's embedded cost of debt and the return on the debt-financed component will be at 7.52 percent (SDG&E's 1995 authorized cost of debt). The decision includes a performance incentive plan that encourages continued, efficient operation of the plant during the eight-year period. During the eight-year period, customers will pay about four cents per kilowatt-hour. This pricing structure replaces the traditional method of recovering the units' operating expenses and capital improvements. This is intended to make the units more competitive with other sources.

Additional Information: Additional information concerning SDG&E's power plants, the SONGS units, nuclear decommissioning and the CPUC's industry restructuring proposal is presented under "Environmental Matters," "Electric Properties" and "Legal Proceedings" herein, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1995 Annual Report to Shareholders, and in Notes 6, 10 and 11 of the "Notes to Consolidated Financial Statements" beginning on page 35 of the 1995 Annual Report to Shareholders.

Purchased Power: The following table lists contracts with the various suppliers:

                                                         Megawatt
      Supplier                    Period                Commitment      Source
------------------------------------------------------------------------------
Long-Term Contracts with Other Utilities:

Bonneville Power         May Through September 1996       300     Hydro Power
Administration

Comision Federal de      Through August 1996              150     Geothermal
Electricidad (Mexico)

Portland General         Through December 1998             50     Hydro storage
Electric                 Through December 2013             75     Coal

Public Service Company   Through April 2001               100     System supply
of New Mexico                                            -----
               Total summer availability (see page 7)     675
                                                         =====
Short-Term Contracts with Other Utilities:

Portland General         July Through September 1996      100     System Supply
Electric                 October 1996                      40*

Public Service Company   January through May  1996        130*    System Supply
of New Mexico            June through September 1996      110
                         October through December 1996    130*

Puget Sound Power &      June through September 1996       40     System Supply
Light

Salt River Project       Through December 1996            100     System Supply
                                                         -----
               Total summer availability (see page 7)     350
                                                         =====
Contracts with Others:

Cities of Azusa, Banning  Through December 1996            40     Coal
and Colton

Electric Clearinghouse    Through December 1996            50     System Supply

Enron Power Marketing     Through December 1996           120     System Supply
                          September 1996                  150*

Goal Line Limited         Through December 2024            50     Cogeneration
Partnership

Illinova Power Marketing  Through December 1996            70     System Supply

Sithe Energies USA        Through December 2019           102     Cogeneration

Yuma Cogeneration         Through June 2024                50     Cogeneration

Other                     Various                          28     Various
                                                          -----
               Total summer availability (see page 7)     510
                                                          =====
* Not included in total summer availability.

The commitments with CFE and BPA are for energy and capacity. All short-term contracts with other utilities and the commitments with Electric Clearinghouse and Enron are for firm energy only. All other contracts are for capacity only.

Costs under contracts with qualifying facilities (identified above as sourced from cogeneration) represent SDG&E's avoided cost. Contracts with power marketers are at market value at the time the contracts were negotiated. Charges under contracts with other utilities are based on the selling utility's costs, including a return on and depreciation of the utility's rate base (or lease payments in cases where the utility does not own the property), fuel expenses, operating and maintenance expenses, transmission expenses, administrative and general expenses, and state and local taxes.

Energy costs under the CFE contract are indexed to changes in Mayan crude oil prices and the dollar/peso exchange rate.

The locations of the utilities which have long-term supply contracts with SDG&E and the primary transmission lines (and their capacities) used by SDG&E are shown on the following map of the Western United States. Where applicable, interconnection to the primary lines is provided by contract.












                         [ MAP ]






















Long-Term Contracts with Other Utilities
Bonneville Power Administration: In 1993 SDG&E and BPA entered into a four-year agreement for the exchange of capacity and energy. SDG&E provides BPA with off-peak, non-firm energy in exchange for firm summer capacity and associated energy. In addition, SDG&E makes energy available for BPA to purchase during the period of January through April of each year. To facilitate the exchange, SDG&E has agreements with Southern California Edison and the Los Angeles Department of Water and Power for 200 MW of firm transmission service from the Nevada-Oregon border to SONGS.

Comision Federal de Electricidad: The 10-year agreement under which SDG&E purchases firm energy and capacity of 150 MW from CFE will terminate on September 1, 1996.

Portland General Electric: In 1985 SDG&E and PGE entered into an agreement for the purchase of 75 MW of capacity from PGE's Boardman Coal Plant from January 1989 through December 2013. SDG&E pays a monthly capacity charge plus a charge based upon the amount of energy received. In addition, SDG&E has 50 MW of available hydro storage service with PGE through December 1998. SDG&E has also purchased 75 MW of transmission service from PGE in the northern section of the Pacific Intertie through December 2013.

Public Service Company of New Mexico: In 1985 SDG&E and PNM entered into an agreement for the purchase of 100 MW of capacity from PNM's system from June 1988 through April 2001. SDG&E pays a capacity charge plus a charge based on the amount of energy received.

Short-Term Contracts with Other Utilities
Portland General Electric: In November 1995 SDG&E and PGE entered into agreements for the purchase of up to 100 MW of firm energy from July 1996 through September 1996 and 40 MW in October 1996. The energy charge is based on the amount of energy received.

Public Service Company of New Mexico: In November 1995 SDG&E and PNM entered into an agreement for the purchase of up to 130 MW of firm energy through 1996, of which 110 MW will be available during the summer peak. The energy charge is based on the amount of energy received.

Puget Sound Power & Light: In November 1995 SDG&E and PSP&L entered into an agreement for the purchase of up to 40 MW of firm energy from June through September 1996. The energy charge is based on the amount of energy received.

Salt River Project: In October 1995 SDG&E and SRP entered into an agreement for the purchase of up to 100 MW of firm energy through December 1996. The energy charge is based on the amount of energy received.

Contracts with Others
Cities of Azusa, Banning and Colton: In 1993 SDG&E and the cities entered into an agreement for the purchase of 40 MW of capacity. The agreement was extended through December 1996. SDG&E pays a capacity charge plus a charge based on the amount of energy received.

Electric Clearinghouse: In October 1995 SDG&E and EC entered into an agreement for the purchase of up to 50 MW of firm energy through December 1996. The energy charge is based on the amount of energy received.

Enron Power Marketing: In October 1995 SDG&E and Enron entered into an agreement for the purchase of 120 MW of firm energy through December 1996 and an option on an additional 150 MW in September 1996. The energy charge is based on the amount of energy received.

Goal Line Limited Partnership: In December 1990 SDG&E and Goal Line entered into a 30-year agreement for the purchase of 50 MW of firm capacity, beginning in February 1995. SDG&E pays a firm capacity charge plus a charge based on the amount of energy received.

Illinova Power Marketing: In November 1995 SDG&E and Illinova entered into an agreement for the purchase of up to 70 MW of capacity from January 1996 through December 1996. SDG&E pays a capacity charge for the months of June through September plus a charge based on the amount of energy received.

Sithe Energies USA: In April 1985 SDG&E entered into three 30-year agreements for the purchase of 102 MW of firm capacity from December 1989 through December 2019. SDG&E pays a firm capacity charge plus a charge based on the amount of energy received.

Yuma Cogeneration: In March 1990 SDG&E and Yuma Cogeneration entered into a 30-year agreement for the purchase of 50 MW of firm capacity which began in June 1994. SDG&E pays a firm capacity charge plus a charge based on the amount of energy received.

Other: SDG&E currently purchases capacity and energy from 115 as-available Qualifying Facilities. SDG&E also has two 20-year agreements with Pacific Energy and two 22-year agreements with Landfill Generating Partners for the purchase of 5 MW of firm capacity through the years 2007-2011. SDG&E pays a capacity charge plus a charge based on the amount of energy received. These account for 28 MW of capacity annually.

Additional information concerning SDG&E's purchased-power contracts is described in "Legal Proceedings" herein, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1995 Annual Report to Shareholders, and in Notes 10 and 11 of the "Notes to Consolidated Financial Statements" beginning on page 35 of the 1995 Annual Report to Shareholders.

Power Pools
In 1964 SDG&E, PG&E, and Edison entered into the California Power Pool Agreement. It provides for the transfer of electrical capacity and energy by purchase, sale or exchange during emergencies and at other mutually determined times.

SDG&E is a participant in the Western Systems Power Pool, which includes an electric power and transmission rate agreement with utilities and power agencies located throughout the United States and Canada. More than 100 investor-owned and municipal utilities, state and federal power agencies, energy brokers, and power marketers share power and information in order to increase efficiency and competition in the bulk power market. Participants are able to target and coordinate delivery of cost-effective sources of power from outside their service territories through a centralized exchange of information.

Transmission Arrangements
In addition to interconnections with other California utilities, SDG&E has firm transmission capabilities for purchased power from the Northwest, the Southwest and Mexico.

Pacific Intertie: The Pacific Intertie, consisting of AC and DC transmission lines, enables SDG&E to purchase and receive surplus coal and hydroelectric power from the Northwest. SDG&E, PG&E, Edison and others share transmission capacity on the Pacific Intertie under an agreement that expires in July 2007. SDG&E's share of the intertie is

266 MW through July 2007, and SDG&E has obtained 200 MW of additional transfer capacity through 1996. (Repairs necessitated by damages caused by the January 17, 1994 Northridge earthquake and by a major fire at the DC terminal at Sylmar in October 1994 have been completed.)

Southwest Powerlink: SDG&E's 500-kilovolt Southwest Powerlink transmission line, which it shares with Arizona Public Service Company and Imperial Irrigation District, extends from Palo Verde, Arizona to San Diego and enables SDG&E to import power from the Southwest. SDG&E's share of the line is 914 MW, although it can be less, depending on specific system conditions.

Mexico Interconnection: Mexico's Baja California Norte system is connected to SDG&E's system via two 230-kilovolt interconnections with firm capability of 408 MW. SDG&E uses this interconnection for transactions with CFE.

Additional Transmission Capabilities: Various studies have been undertaken or are ongoing to determine the extent to which various path ratings may be increased. SDG&E expects to receive an allocation of approximately 64 MW East-of-the-Colorado-River and 94 MW West-of-the-Colorado-River as a result of these various studies.

Transmission Access
As a result of the enactment of the National Energy Policy Act of 1992, the FERC has established rules to implement the Act's transmission access provisions. These rules specify FERC-required procedures for others' requests for transmission service. Additional information regarding transmission access is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1995 Annual Report to Shareholders.

Fuel and Purchased-Power Costs
The following table shows the percentage of each electric fuel source used by SDG&E and compares the costs of the fuels with each other and with the total cost of purchased power:

                          Percent of Kwhr            Cents per Kwhr
-----------------------------------------------------------------------
                       1995    1994    1993        1995    1994    1993
                       -----   -----   -----       ----    ----    ----
Natural gas            21.7%   22.4%   24.4%        2.3     3.1     3.4
Nuclear fuel           16.5    21.8    17.2         0.5     0.5     0.6
Fuel oil                0.1     1.4     3.7         2.1     2.6     2.5
                      -----   -----   -----
Total generation       38.3    45.6    45.3
Purchased power-net    61.7    54.4    54.7         3.3     3.7     3.5
                      -----   -----   -----
Total                 100.0%  100.0%  100.0%
                      =====   =====   =====

The cost of purchased power includes capacity costs as well as the costs of fuel. The cost of natural gas includes transportation costs. The costs of natural gas, nuclear fuel and fuel oil do not include SDG&E's capacity costs. While fuel costs are significantly less for nuclear units than for other units, capacity costs are higher.

Electric Fuel Supply
Natural Gas: Information concerning natural gas is provided in "Natural Gas Operations" herein.

Nuclear Fuel: The nuclear-fuel cycle includes services performed by others. These services and the dates through which they are under contract are as follows:

Mining and milling of uranium concentrate(1)                  --
Conversion of uranium concentrate to uranium hexafluoride(1)  --
Enrichment of uranium hexafluoride(2)                        1998
Fabrication of fuel assemblies                               2000
Storage and disposal of spent fuel(3)                         --

(1) Competitive bids are currently being sought for a multi-year contract to supply uranium and conversion services beginning in mid-1996.

(2) The United States Enrichment Corporation, a government-owned corporation, is committed to offer any required enrichment services through 2014.

(3) Spent fuel is being stored at SONGS, where storage capacity will be adequate at least through 2003. If necessary, modifications in fuel-storage technology can be implemented to provide on-site storage capacity for operation through 2014, the expiration date of the NRC operating license. The DOE's plan is to provide a permanent storage site for the spent nuclear fuel by 2010.

Pursuant to the Nuclear Waste Policy Act of 1982, SDG&E entered into a contract with the DOE for spent-fuel disposal. Under the agreement, the DOE is responsible for the ultimate disposal of spent fuel. SDG&E is paying a disposal fee of $0.91 per megawatt-hour of net nuclear generation. Disposal fees average $2.7 million per year.

To the extent not currently provided by contract, the availability and the cost of the various components of the nuclear-fuel cycle for SDG&E's nuclear facilities cannot be estimated at this time.

Additional information concerning nuclear-fuel costs is discussed in Note 10 of the "Notes to Consolidated Financial Statements" beginning on page 35 of the 1995 Annual Report to Shareholders.

Fuel Oil: SDG&E has no long-term commitments to purchase fuel oil. The use of fuel oil is dependent upon price differences between it and natural gas. During 1995 SDG&E burned 36,000 barrels of fuel oil.

NATURAL-GAS OPERATIONS

SDG&E purchases natural gas for resale to its customers and for fuel in its generating plants. All natural gas is delivered to SDG&E under a transportation and storage agreement with Southern California Gas Company through two transmission pipelines with a combined capacity of 430 million cubic feet per day.

During 1995 SDG&E purchased approximately 89 billion cubic feet of natural gas. The majority of SDG&E's natural-gas requirements are met through contracts of less than one year. SDG&E purchases natural gas primarily from various spot-market suppliers and from suppliers under short-term contracts. These supplies originate in New Mexico, Oklahoma and Texas, and are transported to the SoCal Gas Company pipeline at the California border by El Paso Natural Gas Company and by Transwestern Pipeline Company. SDG&E also purchases natural gas under long-term contracts with four Canadian suppliers. These contracts have varying terms through 2004. Two of these suppliers have suspended sales to SDG&E while contractual disputes are in litigation. Natural gas from Canada is transported to SDG&E's system over Alberta Natural Gas, Pacific Gas Transmission, and PG&E pipelines. The natural gas transportation contracts have varying terms through 2023.

Additional information concerning SDG&E's gas operations is provided under "Legal Proceedings" herein, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1995 Annual Report to Shareholders, and in Note 10 of the "Notes to Consolidated Financial Statements" beginning on page 35 of the 1995 Annual Report to Shareholders.

RATE REGULATION

Competition-California

In December 1995 the CPUC issued its policy decision on the restructuring of California's electric utility industry to stimulate competition and reduce rates. The decision provides that, beginning in January 1998, customers can buy their electricity through a power exchange that will obtain power from the lowest-bidding suppliers. The exchange is a spot market with published pricing. An independent system operator (ISO) will schedule power transactions and access to the transmission system. Consumers also may to continue to purchase from their local utility under regulated tariffs. As a third option, a cross section of all customer groups (residential, industrial, commercial and agricultural) will be able to go directly to any energy supplier and enter into private contracts with generators, brokers or others (direct access). As the direct access mechanism has many technical issues to be resolved, a five-year phase-in is planned. All California electricity customers of investor-owned utilities will have the option to purchase generation services directly by 2003. The utilities will continue to provide transmission and distribution services to customers that choose to purchase their energy from other providers.

Utilities will, within certain limits, be allowed recovery of generation-related regulatory assets and the excess carrying amount of existing generation-investment costs over fair-market value over a transition period that ends in 2005. Obligations under long-term purchased-power contracts in excess of fair-market value will be recoverable over the duration of the contracts. The CPUC is currently working on building a consensus on the new market structure with the California legislature, the governor, utilities and customers. In addition, plans to implement the exchange and the ISO must be presented by the utilities to both the CPUC and the FERC by May 1996 for review and approval. This decision will change significantly some of the existing ratemaking mechanisms that are described below.

Performance-based regulation will replace cost-of-service regulation for distribution services. SDG&E is currently participating in a performance-based ratemaking process on an experimental basis which commenced in 1993 and is expected to run through 1998.

These matters are discussed in "Performance-Based Ratemaking" herein, "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1995 Annual Report to Shareholders, and in Note 11 of the "Notes to Consolidated Financial

Statements" beginning on page 35 of the 1995 Annual Report to Shareholders.

Competition-Federal

In March 1995 the FERC issued a proposed rule that, if adopted, would require all public utilities to offer wholesale "open-access" transmission service on a nondiscriminatory basis. In addition, public utilities would be required to functionally price their generation and transmission services separately from each other. The FERC also stated its belief that utilities should be allowed to recover the costs of assets and obligations made uneconomic by the changed regulatory environment. In October 1995 SDG&E filed for approval of its open-access tariffs for its service territory with the FERC in conjunction with its request for a marketing license for Enova Energy, a wholly-owned subsidiary which desires to transact business at market-based rates in the wholesale energy market. In December 1995 the FERC issued a draft order approving SDG&E's open-access tariff, but rejecting Enova Energy's filing. This limits Enova Energy to cost-based rates. All non-rate terms and conditions were accepted subject to the outcome of the FERC's restructuring rulemaking. Final approval of the FERC's rule and the CPUC's industry restructuring plan would result in the creation of a bid-based wholesale electricity spot market with open-access transmission. The FERC is expected to issue a final rule during the first half of 1996.

Base Rates

SDG&E files annually under its base-rates performance-based ratemaking mechanism formula to offset the effects of inflation. Base rates allow SDG&E to recover the cost of operating and maintaining the utility system, taxes, depreciation, and other non-fuel business costs. In addition, SDG&E files an annual application to establish its cost of capital (see "Cost of Capital" below), which reflects the cost of debt and equity. Additional information concerning PBR is described under "Performance-Based Ratemaking" herein.

Cost of Capital

In November 1995 the CPUC issued its decision on the 1996 Cost of Capital proceeding, adopting an 11.6 percent return on equity for 1996 for SDG&E, PG&E, Edison, SoCal Gas, and Sierra Pacific Power, resulting in an overall rate of return for SDG&E of 9.37 percent. SDG&E's 1995 authorized return on equity and rate of return were 12.05 percent and 9.76 percent, respectively.

In October 1995 SDG&E filed a proposal with the CPUC to implement a mechanism, in lieu of the existing, litigated proceeding, to establish its cost of capital beginning in January 1997. Under the mechanism, each October SDG&E's authorized rate of return would be adjusted if single-A bond rates change by one percent or more from a previously established benchmark rate. For example, a one-percent change in single-A bond rates would result in a one-half percent change in SDG&E's return on equity. In addition, SDG&E's embedded costs of debt and preferred stock would be adjusted to reflect SDG&E's outstanding long-term debt and preferred stock at each September 30 if the return on equity adjustment described above is triggered. The adjustments would be effective on January 1 of the following year. The proposal suggests a three-year trial period during which SDG&E's authorized capital structure would not change.

Balancing Accounts

The CPUC requires balancing accounts for fuel and purchased energy costs and for sales volumes. The CPUC sets balancing account rates based on estimated costs and sales volumes. Revenues are adjusted upward or downward to reflect the differences between authorized and actual volumes and costs. These differences are accumulated in the balancing accounts and represent amounts to be either recovered from customers or returned to them. These balancing accounts were overcollected by $171 million at December 31, 1995 and by $112 million at December 31, 1994. The CPUC adjusts SDG&E's rates annually to amortize the accumulated balances. As a result, changes in SDG&E's fuel and purchased-power costs or changes in electric and natural-gas sales volumes normally have not affected SDG&E's net income. As described under "Performance-Based Ratemaking," SDG&E can realize rewards or penalties depending on the achievement of certain benchmarks for operations and expenses.

It is uncertain whether the CPUC will continue to allow these or some other form of balancing accounts once its electric industry restructuring decision takes effect in 1998.

Electric Fuel Costs and Sales Volumes

Rates to recover electric-fuel and purchased-power costs are determined in the Energy Cost Adjustment Clause proceeding. This proceeding normally takes place annually, in two phases. In the forecast phase, prices are set based on the estimated cost of fuel and purchased power for the following year and are adjusted to reflect any changes from the previous period. These adjustments are made by amortizing any accumulation in the balancing accounts described above. In the second phase, the reasonableness review, the CPUC evaluates the prudence of SDG&E's nuclear and natural-gas-storage operations. As described under "Performance-Based Ratemaking," reviews of fuel and purchased-power transactions, electric operations and natural-gas transactions now are required only if SDG&E's fuel and energy expenses vary significantly from the established benchmarks. The Electric Revenue Adjustment Mechanism compensates for variations in sales volume compared to the estimates used for setting the non-fuel component of rates. ERAM is designed to stabilize revenues, which otherwise may vary due to changes in sales volumes resulting from weather fluctuations and other factors. Any accumulation in the ERAM balancing account is amortized when new rates are set in the ECAC proceeding.

Natural-Gas Costs and Sales Volumes

Rates to recover the cost of purchasing and transporting natural gas to SDG&E are determined in the Biennial Cost Allocation Proceeding. The BCAP proceeding normally occurs every two years and is updated in the interim year for purposes of amortizing any accumulation in the balancing accounts. Balancing accounts for natural-gas costs and sales volumes are similar to those for electric fuel costs and sales volumes. The natural-gas balancing accounts include the Purchased Gas Account for natural-gas costs and the Gas Fixed Cost Account for sales volumes. Balancing account coverage includes both core customers (primarily residential and commercial customers) and noncore customers (primarily large industrial customers). However, SDG&E does not receive balancing account coverage on 25 percent of noncore GFCA overcollections and undercollections.

Performance-Based Ratemaking

SDG&E implemented performance-based ratemaking in 1993 for natural-gas procurement and transportation, and for electric generation and purchased energy; and in 1994 for base rates.

The CPUC has authorized the first two mechanisms to remain in effect beyond their authorized July 31, 1995 expiration until the Division of Ratepayer Advocates and the Commission Advisory and Compliance Division file their final reports for the year ended July 31, 1995 (expected during the first quarter of 1996). Thereafter, SDG&E will be applying for an extension and modification in conjunction with the restructuring of California's electric utility industry, and the existing mechanisms are expected to remain in place until the CPUC acts on the application. These mechanisms measure SDG&E's ability to purchase and transport natural gas, and to generate or purchase energy at the lowest possible cost, by comparing SDG&E's performance against various market benchmarks. SDG&E's shareholders and customers share in any savings or excess costs within predetermined ranges.

Natural Gas: Under the natural-gas procurement and transportation mechanism, if SDG&E's actual commodity cost exceeds the benchmark by more than two percent or falls below the benchmark, the excess costs or savings is shared equally between customers and shareholders. If the delivered cost of gas (including interstate transmission charges) falls below the index, 95 percent of the savings goes to customers and five percent of the savings goes to SDG&E's shareholders.

Electric Generation & Dispatch: The benchmark to measure SDG&E's electric generation and purchased energy performance ("generation and dispatch") is based upon the difference between SDG&E's actual and authorized electric-fuel and short-term purchased-energy expenses. SDG&E shareholders will receive 30 percent to 50 percent of over- or under-expenditures in specified bands within six percent of the benchmark. SDG&E is allowed to recover expenses exceeding the six percent range, subject to a reasonableness review by the CPUC. SDG&E's customers will receive 100 percent of the additional savings should expenses fall below the benchmark by more than six percent.

In October 1995 SDG&E filed reports with the CPUC on the results of the generation and dispatch and the gas procurement mechanisms for the year ended July 31, 1995. SDG&E's fuel and purchased power expenses fell below the benchmarks for these mechanisms by a total of $27.9 million ($2.8 million for G&D and $25.1 million for gas). As a result, SDG&E's ECAC application (see above) and its current Biennial Cost Allocation Proceeding application request a total shareholder award of $3.4 million ($0.8 million for G&D and $2.6 million for gas) and that the remainder of these savings be given to customers through lower rates.

Base Rates: The base-rate component of SDG&E's Performance-Based Ratemaking mechanism is expected to continue through 1998, replacing the traditional general rate case application. The base-rate mechanism has three segments. The first is a formula similar to the traditional attrition mechanism used to determine SDG&E's annual revenue requirement for operating, maintenance and capital costs. SDG&E's initial revenue requirements were based on SDG&E's 1993 General Rate Case decision. The second is a set of indicators which determine performance standards for customer rates, employee safety, electric system reliability and customer satisfaction. Each indicator specifies a range of possible shareholder benefits and risks. SDG&E can be penalized up to a total of $21 million should it fall significantly below these standards or earn up to $19 million if it exceeds all of the performance targets. The third segment sets limits on SDG&E's rate of return. If SDG&E realizes an actual rate of return that exceeds its authorized rate of return by one percent to one-and-one-half percent, it is required to return 25 percent of the excess over one percent to customers. If SDG&E's rate of return exceeds the authorized level by more than one-and-one-half percent, SDG&E also will return 50 percent of the excess over one-and-one-half percent to customers. SDG&E will be at risk if its rate of return falls below the authorized level. However, if SDG&E's rate of return is three percent or more below or above the authorized level, a rate case review would automatically occur. SDG&E may request a rate case review if at any time its rate of return drops one-and-one-half percent or more below the authorized level.

SDG&E must file a report with the CPUC on the results of the 1995 PBR base-rates mechanism by May 15, 1996. SDG&E expects to determine the final 1995 PBR base-rate award or penalty in September 1996 when the Edison Electric Institute publishes its final report on 1995 national electric rates.

SONGS: In 1983 the CPUC adopted performance incentive plans for SONGS that set a Target Capacity Factor range of 55 percent to 80 percent for Units 2 and 3. Energy costs or savings outside that range were shared equally by shareholders and customers. In January 1996 the CPUC approved the accelerated recovery of the units' existing capital costs. The decision includes a performance incentive plan. Additional information concerning the SONGS units, including its new incentive plan, is presented under "Nuclear Generating Plants" herein.

Energy Conservation Program

Over the past several years, SDG&E has promoted conservation programs to encourage efficient use of energy. The programs are designed to conserve energy through the use of energy-efficiency measures that will reduce customers' energy costs and reduce the need to build additional power plants. The costs of these programs are recovered from customers. The programs contain an incentive mechanism that could increase or decrease SDG&E's earnings, depending upon the performance of the programs in meeting specified efficiency and expenditure targets. The CPUC has encouraged expansion of these programs, authorizing annual expenditures ranging from $54 million in 1993 to $60 million in 1996. However, the CPUC has also ordered utilities to conduct a test program to determine if unaffiliated suppliers could offer energy conservation services at a lower cost.

Low-Emission Vehicle Programs

SDG&E has conducted a CPUC-approved natural-gas-vehicle program since 1991. The program includes building refueling stations, demonstrating new technology, providing incentives and converting portions of SDG&E's fleet vehicles to natural gas. The cost of this program is being recovered in natural-gas rates. In November 1995 the CPUC issued its decision authorizing funding for limited electric-vehicle and natural-gas-vehicle programs through the year 2000 to allow recovery of costs for operation and maintenance of SDG&E's EV and NGV fleets and NGV fueling stations, and to allow recovery of transition costs to meet existing commitments to customers. The decision requires the sale of SDG&E's NGV fueling stations located on customer property within six years. The CPUC approved a six-year program that provides a total of $5.3 million for SDG&E's electric-vehicle program and $6.7 million for its natural-gas-vehicle program over the six-year period.

Electric Rates
The average price per kilowatt-hour charged to electric customers was 9.8 cents in 1995 and 9.7 cents in 1994.

Natural-Gas Rates
The average price per therm of natural gas charged to customers was 55.7 cents in 1995 and 59.9 cents in 1994.

Additional information concerning rate regulation is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1995 Annual Report to Shareholders.

ENVIRONMENTAL MATTERS

SDG&E's operations are guided by federal, state and local environmental laws and regulations governing air quality, water quality, hazardous substance handling and disposal, land use, and solid waste. Compliance programs to meet these laws and regulations increase the cost of electric and natural-gas service by requiring changes and/or delays in the location, design, construction and operation of new facilities. SDG&E may also incur significant costs to operate its facilities in compliance with these laws and regulations and to clean up the environment as a result of prior operations of SDG&E or others. The costs of compliance with environmental laws and regulations are normally recovered in customer rates. However, the CPUC has issued a decision for restructuring the California electric utility industry to stimulate competition (see "Rate Regulation" herein). This decision will change the way utility rates are set and costs are recovered. Depending on the final outcome of industry restructuring and the impact of competition, the costs of compliance with environmental regulations may not be fully recoverable.

Electric and Magnetic Fields
Scientists are researching the possibility that exposure to low-frequency magnetic fields causes adverse health effects. This research, although often referred to as relating to electric and magnetic fields, or EMFs, focuses on magnetic fields. To date, some laboratory studies suggest that such exposure creates biological effects, but those effects have not been shown to be harmful.

The studies that have most concerned the public are certain epidemiological studies. Some of those studies reported a weak correlation between childhood leukemia and the proximity of homes to certain power lines and equipment. Other studies reported weak correlations between computer estimates of historic exposure and disease. Various wire-configuration categories and computer calculations were used as substitutes for historical exposure measurements, which were not available. However, some of the studies also measured actual field levels. When actual field levels were measured, no correlation was found with disease.

Other epidemiological studies found no correlation between estimated exposure and any disease. No studies correlate measured fields with disease. Scientists cannot explain why some studies using estimates of past exposure report correlations between estimated fields and disease, while others do not.

To respond to public concern and scientific uncertainty, the CPUC created the California Consensus Group in 1991 and assigned this group the responsibility of reaching agreement on interim measures which could be implemented until science provides direction. In November 1993 the CPUC adopted an interim EMF policy, which implemented the Consensus Group's recommendations. Consistent with the more-than-twenty major scientific reviews of available research literature, the CPUC concluded that no health risk has been identified with exposure to low-frequency magnetic fields. The November 1993 decision created two utility-funded programs (a public education program and a research program) and directed utilities to adopt a low-cost EMF-reduction policy for new projects. This policy entails design changes to new projects to achieve a noticeable reduction of magnetic-field levels. The CPUC indicated that utilities should use four percent of the cost of new or upgraded facilities as a benchmark in developing low-cost measures which produce a noticeable reduction in field levels. In May 1994 SDG&E adopted design guidelines which implement the low-cost measures, subject to safety, reliability, efficiency and other operational criteria.

Litigation concerning EMFs is discussed under "Legal Proceedings" herein.

Hazardous Substances
In May 1994 the CPUC issued its decision on the Hazardous Waste Collaborative, approving a mechanism for utilities to recover their hazardous waste costs, including those related to Superfund sites or similar sites requiring cleanup. Basically, the decision allows utilities to recover 90 percent of their cleanup costs and related third-party litigation costs, and 70 percent of the related insurance-litigation expenses.

SDG&E disposes of its hazardous wastes at facilities owned and operated by other entities. Operations at these facilities may result in actual or threatened risks to the environment or public health. Where the owner or operator of such a facility fails to complete any corrective action required by regulatory agencies to abate such risks, applicable environmental laws may impose an obligation on SDG&E and others who disposed of hazardous wastes at the facility to undertake corrective actions.

Rosens: The above-mentioned type of obligation has been imposed upon SDG&E with respect to the Rosen's Electrical Equipment Supply Company located in Pico Rivera, California. In December 1993, SDG&E and eight other entities were named as potentially responsible parties with respect to the Rosen's site. In December 1995 SDG&E and the other entities received an Imminent and Substantial Endangerment Determination and Remedial Action Order from the California Department of Toxic Substances Control requiring site assessment and remediation. Additional information concerning this site is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1995 Annual Report to Shareholders.

Underground Storage: California has enacted legislation to protect ground water from contamination by hazardous substances. Underground storage containers require permits, inspections and periodic reports, as well as specific requirements for new tanks, closure of old tanks and monitoring systems for all tanks. It is expected that cleanup of sites previously contaminated by underground tanks will occur for an unknown number of years. SDG&E cannot predict the cost of such cleanup. Specific known underground locations requiring assessment and/or remediation are indicated below:

In May 1987 the San Diego Regional Water Quality Control Board issued SDG&E a cleanup and abatement order for gasoline contamination originating from an underground storage tank located at SDG&E's Mountain Empire Operation and Maintenance facility. SDG&E assessed the extent of the contamination and removed all contaminated soil and completed remediation of the site. SDG&E will continue to monitor the site to confirm its remediation. After such confirmation, SDG&E will apply for a site-closure letter from the Regional Board.

In January 1993 SDG&E was issued a Notice of Unauthorized Release order by the San Diego County Division of Environmental Health Services relative to soil contamination from used motor oil associated with an underground tank located at SDG&E's South Bay Operation and Maintenance facility. SDG&E removed the tank and the associated contaminated soil. No actionable levels of contamination remain on the site. SDG&E has applied for and is awaiting the issuance of a site-closure letter from the San Diego County Division of Environmental Health Services.

In 1993 SDG&E discovered a shallow underground tank-like structure while installing underground electric facilities under a public street immediately west of a former manufactured-gas plant. The past ownership, operation and use of the structure is unknown. Hydrocarbon contamination has been found in the vicinity of the structure, but it has not been established whether the structure was the source of the contamination. The San Diego County Division of Environmental Health Services has issued a Notice of Unauthorized Release order to SDG&E. The order requires SDG&E to conduct a site assessment to delineate the nature and scope of the contamination. SDG&E's duty to meet these requirements has been postponed pending the resolution of property ownership. SDG&E is unable to determine the extent of its responsibility, if any, or to estimate the nature and extent of the contamination or the potential remediation costs if SDG&E is found at all responsible.

Station B: Station B is located in downtown San Diego and was operated as a steam and generating facility between 1911 and June 1993. During 1986, three 100,000-gallon underground diesel-fuel storage tanks were removed from an adjacent substation. Pursuant to a cleanup and abatement order, SDG&E remediated the existing hydrocarbon contamination. In the course of the remediation effort, detectable levels of PCBs were discovered. Further information regarding the PCB contamination in the area was submitted by SDG&E, evidencing that no further action is required. SDG&E has applied for and is awaiting the issuance of a site-closure letter from the San Diego County Division of Environmental Health Services.

Asbestos was used in the construction of the Station B power plant. Renovation, reconditioning or demolition of the facility will require the removal of the asbestos in a manner complying with all applicable environmental, health and safety laws. Additionally, reuse of the facility may require the removal or cleanup of PCBs, paints containing heavy metals, fuel oil or other substances. SDG&E has assessed the extent of any possible contamination by these or other hazardous materials at the facility. The estimated cost of this removal effort is estimated to be between $4 million and $5 million.

Encina Power Plant: During 1993 SDG&E discovered the presence of hydrocarbon contamination in subsurface soil at its Encina power plant. This contamination was located near the fuel-storage facilities and believed to be fuel oil originating from a 1950s refueling spill. SDG&E believes that it has remediated the contamination to the extent required by the San Diego County Division of Environmental Health Services and has applied for and is awaiting the issuance of a site-closure letter.

Manufactured-Gas Plant Sites: During the early 1900s SDG&E and its predecessors manufactured gas from oil at its Station A facility and at small facilities in Escondido and Oceanside.

In 1995 SDG&E commenced an environmental assessment of Station A. Some significant amounts of residual by-products from the gas-manufacturing process have been discovered on portions of the facility during the assessment. However, the magnitude of such contamination has yet to be determined. The assessment will be completed in 1996 at which time the extent of any required remediation activities can be determined. Sufficient information is not currently available to estimate clean-up costs. SDG&E will be able to estimate a range of costs after completion of the site assessment.

Residual by-products from the gas-manufacturing process at the Escondido facility were remediated at a cost of approximately $3 million during the period of 1990 through 1993. A site-closure letter for SDG&E's Escondido's facility was obtained from the San Diego County Department of Environmental Health Services. However, contaminants similar to the ones found on the Escondido site have been observed on adjacent parcels of property. SDG&E will assess these contaminants in 1996.

SDG&E will also undertake an environmental assessment of its Oceanside facility in 1996. Some materials similar to residual by-products from the operation of town gas sites have been observed on an adjacent parcel of property. SDG&E's assessment of the Oceanside facility will include an evaluation of such materials.

Air Quality
The San Diego Air Pollution Control District (APCD) regulates air quality in San Diego County in conformance with the California and federal Clean Air Acts. California's standards are more restrictive than federal standards.

Although SDG&E facilities comply with very strict emission limits and contribute only about three percent of the air emissions in San Diego County, the APCD is required by the California Clean Air Act to further reduce emissions from all San Diego industry. In January 1994 the APCD adopted Rule 69 to further reduce nitrogen dioxide (NOx) emissions from SDG&E's power plants. As adopted, the rule required the retrofit of each of the nine boilers at Encina and South Bay power plant generating units with catalytic converters to remove approximately 87 percent of current NOx emissions. In addition, the NOx emissions from all units were required to remain below a system-wide cap. The estimated capital cost to comply with Rule 69 was $110 million, with annual operating costs expected to increase about $6 million after all units were retrofitted. In December 1995 the APCD adopted amendments to Rule 69 which eliminated the requirement that each unit be retrofitted with catalytic converters, but which retained the system-wide cap with further system-wide emission reductions to be achieved by 2005. The rule change provides SDG&E with greater flexibility to utilize effective and cost-efficient methods to achieve the required NOx emission reduction milestones. The estimated capital costs for compliance with the amended rule is approximately $60 million. The California Air Resources Board (ARB) expressed concern that the amendments to Rule 69 did not meet the requirements of the California Clean Air Act. However, the ARB withheld any formal objections pending its review of SDG&E's Rule 69 compliance plan to be submitted in 1996. The ARB may seek to overturn some or all of the Rule 69 amendments or otherwise impose more restrictive emissions limitations which would cause SDG&E's Rule 69 compliance costs to increase.

In 1990 the South Coast Air Quality Management District passed a rule which will require SDG&E's older natural-gas-compressor engines at its Moreno facility to either meet new, stringent nitrogen oxide emission levels or be converted to electric drive. In October 1993 the Air Quality District adopted a new program called RECLAIM, which replaced existing rules and requires SDG&E's natural-gas-compressor engines at its Moreno facility to reduce their nitrogen oxide emission levels by about 10 percent a year through 2003. This will be accomplished through the installation of new emission-monitoring equipment, operational changes to take advantage of low-emitting engines, and engine retrofits. SDG&E has concluded negotiations with the Air Quality District, reclassifying three of these engines and thus eliminating the need for certain expensive monitoring equipment for those engines. The cost of complying with RECLAIM may be as much as $3 million.

Water Quality
Discharge permits are required to enable SDG&E to discharge its cooling water and its treated in-plant waste water, and are, therefore, a prerequisite to the continued operation of SDG&E's power plants. The promulgation or modification of water-quality-control plans by state and federal agencies may impose increasingly stringent cooling-water and treated-waste-water-discharge requirements on SDG&E in the future.

SDG&E is unable to predict the terms and conditions of any renewed permits or their effects on plant or unit availability, the cost of constructing new cooling-water-treatment facilities, or the cost of modifying the existing treatment facilities. However, any modifications required by such permits could involve substantial expenditures, and certain plants or units may be unavailable for electric generation during such modification. Additional information concerning discharge permits for the South Bay, Encina and SONGS plants is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1995 Annual Report to Shareholders.

Wood Pole Preservatives
The Pacific Justice Center (Pacific), a for-profit law firm, and the Mateel Environmental Justice Foundation (Mateel), a nonprofit corporation, claim that SDG&E, other utilities and other parties have violated California's Safe Drinking Water and Toxic Enforcement Act (Proposition 65) by failing to warn persons who may come into contact with the preservatives used in treated wood utility poles and by allowing these preservatives to be released into sources of drinking water. Some preservatives used in wood poles are included on California's list of chemicals known to cause cancer or reproductive harm. Proposition 65 requires that prior warning be given to individuals who may be exposed to such chemicals unless the exposure will not pose a significant risk and that these substances not be released into sources of drinking water in significant quantities or otherwise in violation of the law. Violations of the Proposition 65 warning requirement can result in penalties of up to $2,500 per violation. SDG&E believes, on the basis of studies and other information, that exposure to wood poles containing these preservatives does not give rise to a significant risk and, therefore, no warning is required, and that significant quantities of these preservatives are not released into any source of drinking water. SDG&E and others have responded to the claims by denying their validity. On June 20, 1995 Mateel, represented by Pacific, filed a complaint in San Francisco County Superior Court against Pacific Bell, PG&E and two wood-pole manufacturers alleging the violations noted above. Although SDG&E was not named in this lawsuit, it is anticipated that Mateel may file a separate lawsuit against SDG&E and other utilities on the same grounds. SDG&E is cooperating with PG&E, Pacific Bell and others to achieve an effective and favorable resolution of this matter.

Additional information concerning SDG&E's environmental matters is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1995 Annual Report to Shareholders and in Note 10 of the "Notes to Consolidated Financial Statements" beginning on page 35 of the 1995 Annual Report to Shareholders.

OTHER

Research, Development and Demonstration
SDG&E conducts research and development in areas that provide value to SDG&E and its customers. Annual research, development and demonstration costs averaged $7 million over the past three years. The CPUC historically has permitted rate recovery of research, development and demonstration expenditures.

Wages
SDG&E and Local 465, International Brotherhood of Electrical Workers have a labor agreement through February 29, 1996. Negotiations are ongoing.

Employees of Registrant
As of December 31, 1995 SDG&E had 3,880 employees, compared to 3,998 at December 31, 1994. SDG&E's subsidiaries had 13 employees at December 31, 1995 compared to 550 at December 31, 1994 (of which 542 were employees of Wahlco Environmental Systems, Inc., which was sold on June 6, 1995).

Foreign Operations
SDG&E foreign operations in 1995 included power purchases and sales with CFE in Mexico; purchases of power and natural gas from suppliers in Canada; and purchases of uranium from suppliers in Canada, Australia, France, Niger, People's Republic of China and South Africa.

SDG&E's subsidiary Wahlco Environmental Systems, which it sold on June 6, 1995, operated in various foreign locations in 1995, including Great Britain, Australia and Italy, and sold products and services to customers in additional foreign countries.

Additional information concerning foreign operations is provided under "Electric Operations" and "Natural Gas Operations" herein, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1995 Annual Report to Shareholders, and in Note 10 of the "Notes to Consolidated Financial Statements" beginning on page 35 of the 1995 Annual Report to Shareholders.

ITEM 2. PROPERTIES

Substantially all utility plant is subject to the lien of the July 1, 1940 mortgage and deed of trust and its supplemental indentures between SDG&E and the First Trust of California N.A. as trustee, securing the outstanding first-mortgage bonds.

Information concerning SDG&E's properties is provided below. Additional information is provided under "Electric Operations" and "Gas Operations" herein, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1995 Annual Report to Shareholders, and in Notes 1 through 3, 6, 10 and 11 of the "Notes to Consolidated Financial Statements" beginning on page 35 of the 1995 Annual Report to Shareholders.

Electric Properties

As of December 31, 1995 SDG&E's installed generating capacity based on summer ratings, was as follows:

Plant                      Location                Net Megawatts
-----------------------------------------------------------------
Encina                     Carlsbad                     951
South Bay                  Chula Vista                  690
San Onofre                 South of San Clemente        430*
Combustion Turbines (19)   Various                      332
-----------------------------------------------------------------

 *SDG&E's 20 percent share.

Except for San Onofre and some of the combustion turbines, these plants are equipped to burn either oil or gas.

The 1995 system load factor was 58 percent and ranged from 56 percent to 64 percent for the past five years.

SDG&E's electric transmission and distribution facilities include substations, and overhead and underground lines. Periodically various areas of the service territory require expansion to handle customer growth.

SDG&E owns an approved nuclear power-plant site near Blythe, California.

Natural-Gas Properties

SDG&E's natural-gas facilities are located in San Diego and Riverside counties and consist of the Moreno and Rainbow compressor stations, various high-pressure transmission pipelines, high-pressure and low-pressure distribution mains, and service lines. SDG&E's natural-gas system is sufficient to meet customer demand and short-term growth. SDG&E is currently undergoing an expansion of its high-pressure transmission lines to accommodate expected long-term customer growth.

General Properties

The 21-story corporate office building at 101 Ash Street, San Diego is occupied pursuant to a capital lease through the year 2005. The lease has four separate five-year renewal options. SDG&E also occupies an office complex at Century Park Court in San Diego pursuant to an operating lease ending in the year 2007. The lease can be renewed for two five-year periods.

In addition, SDG&E occupies eight operating and maintenance centers, two business centers, six district offices, and five branch offices.

Subsidiary Properties

Phase One Development, a subsidiary of Pacific Diversified Capital, holds one property in San Diego County for future development and sale. Other, developed properties were sold during 1995. Wahlco Environmental Systems, sold on June 6, 1995, had manufacturing facilities in the continental United States, Puerto Rico, Great Britain and Australia, and a sales office in Italy.

ITEM 3. LEGAL PROCEEDINGS

The McCartin proceeding, described in SDG&E's 1994 Annual Report on Form 10-K, was concluded during the year ended December 31, 1995. Information concerning the conclusion of this proceeding is contained in SDG&E's Quarterly Report on Form 10-Q for the three-month period ended June 30, 1995.

Century Power

This FERC proceeding, arising from a rate dispute among Century Power Corporation, Tucson Electric Power Company, and SDG&E, has been resolved. On October 23, 1995 SDG&E filed with the FERC an offer of settlement which would result in the dismissal of all claims among SDG&E, Tucson and Century with prejudice. On January 18, 1996 FERC approved the settlement and all claims were dismissed.

American Trails

Prior to Pacific Diversified Capital's purchase of Wahlco Environmental Systems, a complaint was filed in 1985 in the Superior Court of San Diego County against Wahlco and others by Michael Bessey and others who owned American Trails, a membership campground company, for, among other things, breach of contract, negligence and fraud. In 1993 the court found in favor of Wahlco for all claims and causes of action by the plaintiffs against Wahlco. Subsequently, the plaintiffs filed a notice of appeal from the court's judgment and the appeal is pending. Wahlco intends to continue defending this lawsuit vigorously.

Robert R. Wahler, as Trustee of the Wahler Family Trust; John H. McDonald; and Westfore, a California limited partnership; agreed, subject to certain exceptions, to indemnify Pacific Diversified and its subsidiaries in connection with the American Trails litigation. Under a settlement agreement entered into on November 26, 1995, Wahlco agreed to continue to pay all attorneys' fees and costs incurred in the pending

American Trails appeal on behalf of all defendants, provided that all of the above parties are represented by the same counsel throughout. Costs at subsequent retrial, appeal and judgment, if any, would be borne by Wahlco subject to reimbursement by Wahler, McDonald and Westfore, under certain circumstances.

On June 6, 1995 Pacific Diversified sold its interest in Wahlco and, therefore, no longer retains any ownership or interest in Wahlco.

Public Service Company of New Mexico

On October 27, 1993 SDG&E filed a complaint with the FERC against Public Service Company of New Mexico, alleging that charges under a 1985 power-purchase agreement are unjust, unreasonable and discriminatory. SDG&E requested that the FERC investigate the rates charged under the agreement and establish December 26, 1993 as the effective refund date. The relief, if granted, would reduce annual demand charges paid by SDG&E to PNM by up to $11 million per year through April 2001. If approved, the proceeds would be refunded principally to SDG&E customers.

On December 8, 1993 PNM answered the complaint and moved that it be dismissed. PNM denied that the rates are unjust, unreasonable or discriminatory and asserted that SDG&E's claims were barred by certain orders issued by the FERC in 1988.

There have been no further developments in this case. SDG&E is unable to predict the ultimate outcome of this litigation.

Canadian Natural Gas

During early 1991 SDG&E signed four long-term natural-gas-supply contracts with Husky Oil Ltd., Canadian Hunter Ltd. and Noranda Inc., Bow Valley Energy Inc., and Summit Resources Ltd. Canadian-sourced natural gas began flowing to SDG&E under these contracts in 1993. Disputes have arisen with each of these producers with respect to events which are alleged by the producers to have occurred and to have justified a revision to the pricing terms of each contract, and possibly their termination. Consequently, during December 1993 SDG&E filed complaints in the United States Federal District Court, Southern District of California, seeking a declaration of SDG&E's contract rights. Specifically, SDG&E states that neither price revision nor contract termination is warranted.

In 1994 SDG&E voluntarily dismissed its complaint against Bow Valley without prejudice. In addition, the court denied the other defendants' motions to dismiss SDG&E's complaints. These motions were based on jurisdictional grounds. Two of the defendants, Bow Valley and Husky Oil, filed claims against SDG&E with the Queens Bench in Alberta, Canada, seeking a declaration that they are entitled to damages or, in the alternative, that they may terminate their respective natural-gas shipments to SDG&E. SDG&E has answered these claims. In March 1995 SDG&E and Husky Oil reached an agreement dismissing all of their respective claims with prejudice.

Bow Valley and Summit Resources gave SDG&E notice that their natural-gas-supply contracts with SDG&E were terminated pursuant to provisions in the contract that purportedly give them the right to do so. SDG&E has responded that the notices were inappropriate and that it will seek both contract and tort damages.

In July 1995 the United States Federal District Court, Southern District of California, dismissed SDG&E's lawsuit against Summit Resources. SDG&E's lawsuit in Federal District Court against Canadian Hunter is still proceeding.

SDG&E is unable to predict the ultimate outcome of this litigation.

Electric and Magnetic Fields

Covalt: On December 16, 1993 Martin and Joyce Covalt filed a complaint against SDG&E in Orange County Superior Court. The Covalt lawsuit involves the same lawyers and issues as the lawsuits brought by McCartin and Zuidema, in which SDG&E prevailed and which were reported in previous Annual Reports on Form 10-
K. On April 13, 1994 SDG&E filed a demurrer to the Covalts' claims. On June 22, 1994 an Orange County Superior Court judge, different from the judge who presided over the McCartin case, denied SDG&E's demurrer. On July 15, 1994 SDG&E petitioned the California Court of Appeal to review the trial judge's decision on the grounds that the California Public Utilities Commission, not the courts, has exclusive jurisdiction over power-line health and safety issues. On February 28, 1995 the California Court of Appeal granted SDG&E's petition, completely dismissing the plaintiffs' lawsuit, ruling that the CPUC has exclusive jurisdiction over these claims. On March 30, 1995 the Court of Appeal denied the plaintiffs' petition for rehearing. On May 11, 1995 the California Supreme Court granted plaintiffs' request for review of the California Court of Appeal decision to dismiss the case. A decision is not expected before late 1996.

SDG&E is unable to predict the ultimate outcome of this litigation.

North City West: On June 14, 1993 the Peninsula at Del Mar Highlands Homeowners Association filed a complaint with the Superior Court of San Diego County against the City of San Diego and SDG&E to prevent SDG&E from constructing and operating an electric substation in an area which is known as North City West. In the complaint, plaintiffs sought to have the city either revoke previously issued permits or reopen the hearing process to address alleged EMF concerns. In 1993 the court denied the plaintiffs' motion for a temporary restraining order and motion for a preliminary injunction. Subsequently, the plaintiffs withdrew their complaint and the court dismissed it without prejudice.

On August 18, 1993 the plaintiffs filed a complaint with the CPUC, requesting that the CPUC conduct an environmental assessment. This complaint is still pending.

SDG&E is unable to predict the ultimate outcome of this litigation.

SONGS Personal Injury Litigation

James v. Southern California Edison Company, San Diego Gas & Electric Company and Combustion Engineering was tried and successfully defended in Federal District Court, Southern District of California. Mr. James, an employee of a SONGS contractor, was diagnosed with chronic myelogenous leukemia. He alleged his leukemia was caused by radiation exposure and from "fuel fleas" (radioactive fuel particles) from failed fuel rods. Plaintiffs sought $25 million in compensatory damages and $100 million in punitive damages. On October 12, 1995 the jury determined there was no scientific link between the plaintiff's illness and the amount of radiation he was exposed to while at SONGS. The case is currently on appeal to the Ninth Circuit Court of Appeal.

Three wrongful death lawsuits have been filed against Southern California Edison, San Diego Gas & Electric Company, Combustion Engineering, and the Institute of Nuclear Power Operations in Federal District Court, Southern District of California, by the heirs of former SONGS employees: McLandrich filed February 6, 1995, Mettler filed July 5, 1995, and Knapp filed August 31, 1995. In McLandrich, the former employee allegedly developed leimyosarcoma, a rare form of cancer. In Mettler and Knapp, the former employees allegedly developed acute myelogenous leukemia. All plaintiffs attribute the illnesses to radiation exposure and "fuel fleas". Southern California Edison, co-owner and operator of SONGS, was dismissed from McLandrich based on the workers' compensation exclusive-remedy rule. SDG&E's motion on the same theory was denied. SDG&E has been granted permission to file a motion for summary judgment. The heirs of the plaintiffs in each case seek unspecified amounts in compensatory and punitive damages. SDG&E is defending the lawsuits on the basis that the workers' compensation exclusive-remedy rule should apply for SDG&E as co-owner of the plant and that there is no scientific link between the illnesses and the alleged radiation exposure. All the SONGS personal injury lawsuits, including the two listed below, have involved the same lawyers for the plaintiffs.

Two additional lawsuits have been filed wherein SDG&E was not named as a defendant. Kennedy v. Southern California Edison and Combustion Engineering, Inc., was filed in Federal District Court, Southern District of California on November 17, 1995. In this case, the wife of a current SONGS worker was diagnosed with chronic myelogenous leukemia (CML). She and her husband allege the CML was caused by exposure to radioactive particles that were transported home on the employee's clothing. In Rock v. Southern California Edison and Combustion Engineering, Inc. (filed November 28, 1995 in Federal District Court, Southern District of California), plaintiffs allege that the 18-year-old son of a former temporary SONGS employee developed acute myelogenous leukemia from exposure to radioactive material that was transported home on the worker's clothing. Plaintiffs seek unspecified amounts in compensatory and punitive damages in both cases.

SDG&E is unable to predict the ultimate outcome of this litigation.

Environmental and Regulatory Issues

Other legal matters related to environmental and regulatory issues are described under "Environmental Matters" and "Regulatory Matters" herein.

Item 4.   Submission of Matter to a Vote of Security Holders
          NONE.
Item 4.   Executive Officers of the Registrant

Name                 Age  Positions* (1991 - Current)
-----------------    ---  ------------------------------------------------------
Thomas A. Page       62   Chairman (Enova) since December 1994. Chairman since January 1983.
                          President and Chief Executive Officer (Enova) from December 1994 through December 1995.
                          Chief Executive Officer from January 1983 through December 1995.
                          President from 1983 through 1991 and from January 1994
                          through December 1995.

Stephen L. Baum      55   President and Chief Executive Officer (Enova) since January 1996.
                          Executive Vice President (Enova) from December 1994 through
                          December 1995.
                          Executive Vice President from January 1993 through December 1995.
                          Senior Vice President - Law and Corporate Affairs and General
                          Counsel from January 1992 through December 1992.
                          Senior Vice President and General Counsel from 1987 through 1991.

Donald E. Felsinger  48   President and Chief Executive Officer since January 1996.
                          Executive Vice President (Enova) from December 1994 through
                          December 1995.
                          Executive Vice President from January 1993 through December 1995.
                          Senior Vice President - Marketing and Resource Development
                          from January 1992 through December 1992.
                          Vice President - Marketing and Resource Development from
                          February 1989 through December 1991.

Gary D. Cotton       55   Senior Vice President - Customer Operations since January 1993.
                          Senior Vice President - Customer Services from January 1992 through December 1992.
                          Senior Vice President - Engineering and Operations from 1986 through 1991.

Edwin A. Guiles      46   Senior Vice President - Energy Supply since January 1993.
                          Vice President - Engineering and Operations from January 1992 through December 1992.
                          Vice President - Corporate Planning from 1990 through 1991.

David R. Kuzma       50   Senior Vice President, Chief Financial Officer and Treasurer
                          (Enova) since November 1995.
                          Senior Vice President, Chief Financial Officer and Treasurer
                          since June 1995.
                          Chief Financial Officer, Senior Vice President and Treasurer of
                          Florida Progress Corporation from 1991 to 1995.

Frank H. Ault        51   Vice President and Controller (Enova) since December 1994.
                          Vice President and Controller since January 1993.
                          Controller from May 1986 through December 1992.

Kathleen A. Flanagan 45   Vice President - Corporate Communications since July 1994.
                          Manager - Corporate Communications at Southern California Edison
                          from 1991 to 1994.
                          Director - Government Relations and Public Affairs at Luz
                          International from 1989 to 1991.

Ronald K. Fuller     58   Vice President - Governmental and Regulatory Services from April
                          1984 until his retirement in December 1995.

Margot A. Kyd        42   Vice President - Human Resources (Enova) since January 1996.
                          Vice President - Human Resources since January 1993.
                          Vice President - Administrative Services from 1988 through 1992.

John L. Laun, III    48   Vice President - Customer and Marketing Services since July 1994.
                          Division Manager - Corporate Communications from June 1993 to July
                          1994.
                          Manager - Special Projects from January 1992 to June 1993.
                          Director - Utility Consulting at Xenergy Inc. from 1991 through
                          1992.
                          Senior Vice President - Utility Consulting at Palmer Bellevue
                          Corporation from 1989 through 1991.

William L. Reed      44   Vice President - Regulatory Affairs since January 1996.
                          Vice President - Strategic Planning from August 1995 through
                          December 1995.
                          Division Manager - Strategic Plans & Projects from August 1994 through July 1995.
                          Director - Energy Management from April 1993 through July 1994.
                          Director - Regulatory Affairs from 1990 through March 1993.

*All positions are at SDG&E unless otherwise noted.

PART II - Enova Corporation:

Part II - San Diego Gas & Electric Company beginning on page 32 of this Annual Report on Form 10-K is incorporated herein by reference.

PART II - San Diego Gas & Electric Company:

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Common stock is traded on the New York and Pacific stock exchanges. At December 31, 1995 there were 84,158 holders of common stock. The quarterly common stock information required by Item 5 is incorporated by reference from page 43 of the 1995 Annual Report to Shareholders.

Item 6. Selected Financial Data

In millions of dollars except per share amounts
                                    1995     1994     1993     1992     1991
                                  -------- -------- -------- -------- --------
For the years ended December 31
Operating revenues                $1,870.7 $1,912.2 $1,897.5 $1,789.0 $1,700.2
Operating income                    $345.7   $332.2   $303.9   $308.9   $304.9
Income from continuing operations   $233.3   $206.9   $227.5   $221.1   $198.7
Net income (before preferred
  dividend requirements)            $233.5   $143.5   $218.7   $210.7   $208.1
Earnings per common share from
  continuing operations              $1.94    $1.71    $1.89    $1.86    $1.68
Earnings per common share            $1.94    $1.17    $1.81    $1.77    $1.76
Dividends declared per common share  $1.56    $1.52    $1.48    $1.44  $1.3875

At December 31
Total assets                      $4,670.4 $4,598.4 $4,642.9 $4,429.3 $3,978.4
Long-term debt and preferred stock
  subject to mandatory redemption
  (excludes current portion)*     $1,490.1 $1,479.2 $1,523.6 $1,647.3 $1,323.2

*Includes long-term debt redeemable within one year.

This summary should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements contained in the 1995 Annual Report to Shareholders. Prior periods have been restated to reflect discontinued operations, as described in note 3

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is incorporated by reference from pages 18 through 26 of the 1995 Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Data

The information required by Item 8 is incorporated by reference from pages 28 through 43 of the 1995 Annual Report to Shareholders. See Item 14 herein for a listing of financial statements included in the 1995 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

PART III - Enova Corporation:

Part III - San Diego Gas & Electric Company beginning on page 33 of this Annual Report on Form 10-K is incorporated herein by reference.

PART III - San Diego Gas & Electric Company:

Item 10. Directors and Executive Officers of the Registrant

The information required on Identification of Directors is incorporated by reference from "Election of Directors" in the March 1996 Proxy Statement. The information required on executive officers is incorporated by reference from
Item 4 herein.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from "Executive Compensation and Transactions with Management and Others" in the March 1996 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from "Security Ownership of Management and Certain Beneficial Holders" in the March 1996 Proxy Statement.

Item 13. Certain Relationships and Related Transactions
None.

PART IV - Enova Corporation:

Part IV - San Diego Gas & Electric Company beginning on page 34 of this Annual Report on Form 10-K is incorporated herein by reference.

PART IV - San Diego Gas & Electric Company:

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1. Financial statements
                                                              Page in
                                                           Annual Report*

Responsibility Report for the Consolidated Financial
 Statements. . . . . . . . . . . . . . . . . . . . . . . . . .   27

Independent Auditors' Report . . . . . . . . . . . . . . . . .   27

Statements of Consolidated Income for the years ended
 December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . .   28

Consolidated Balance Sheets at December 31, 1995 and 1994  . .   29

Statements of Consolidated Cash Flows for the years
 ended December 31, 1995, 1994 and 1993  . . . . . . . . . . .   30

Statements of Consolidated Changes in Capital Stock and
 Retained Earnings for the years ended
 December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . .  31

Statements of Consolidated Capital Stock at
 December 31, 1995 and 1994 . . . . . . . . . . . . . . . . . .  32

Statements of Consolidated Long-Term Debt at
 December 31, 1995 and 1994 . . . . . . . . . . . . . . . . . .  33

Statements of Consolidated Financial Information by
 Segments of Business for the years ended
 December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . .  34

Notes to Consolidated Financial Statements  . . . . . . . . . .  35

Quarterly Financial Data (Unaudited)  . . . . . . . . . . . . .  43

*Incorporated by reference from the indicated pages of the 1995
Annual Report to Shareholders.


2. Financial statement schedules

   None

3. Exhibits

The Forms 8, 8-B/A, 8-K, S-4, 10-K and 10-Q referred to herein were filed under Commission File Number 1-3779 (SDG&E) or Commission File Number 1-11439 (Enova Corporation).

Exhibit 3 -- Bylaws and Articles of Incorporation

Bylaws

3.1 Restated Bylaws (Incorporated by reference from the Registration Statement on Form 8-B/A of Enova Corporation (Exhibit 3.2)).

Articles of Incorporation

3.2    Restated Articles of Incorporation of Enova Corporation
       (Incorporated by reference from the Registration
       Statement on Form 8-B/A of Enova Corporation (Exhibit 3.1)).

Exhibit 4 -- Instruments Defining the Rights of Security Holders,
             Including Indentures

4.1 Mortgage and Deed of Trust dated July 1, 1940. (Incorporated by reference from SDG&E Registration No. 2-49810, Exhibit 2A.)

4.2    Second Supplemental Indenture dated as of March 1, 1948.
       (Incorporated by reference from SDG&E Registration No. 2-49810,
       Exhibit 2C.)

4.3    Ninth Supplemental Indenture dated as of August 1, 1968.
       (Incorporated by reference from SDG&E Registration No. 2-68420,
       Exhibit 2D.)

4.4    Tenth Supplemental Indenture dated as of December 1, 1968.
       (Incorporated by reference from SDG&E Registration No. 2-36042,
       Exhibit 2K.)

4.5    Sixteenth Supplemental Indenture dated August 28, 1975.
       (Incorporated by reference from SDG&E Registration No. 2-68420,
       Exhibit 2E.)

4.6    Thirtieth Supplemental Indenture dated September 28, 1983.
       (Incorporated by reference from SDG&E Registration No. 33-34017,
       Exhibit 4.3.)

Exhibit 10 -- Material Contracts (Previously filed exhibits are incorporated by reference from Forms S-4, 10-K or 10-Q as referenced below).

Compensation

10.1   Form of San Diego Gas & Electric Company Deferred
       Compensation Agreement for Officers #1 (1996 compensation,
       1997 bonus).

10.2   Form of San Diego Gas & Electric Company Deferred
       Compensation Agreement for Officers #1 (1995 compensation,
       1996 bonus)(1994 SDG&E Form 10-K Exhibit 10.2).

10.3   Form of San Diego Gas & Electric Company Deferred
       Compensation Agreement for Officers #3 (1996 compensation,
       1997 bonus).

10.4   Form of San Diego Gas & Electric Company Deferred
       Compensation Agreement for Officers #3 (1995 compensation,
       1996 bonus)(1994 SDG&E Form 10-K Exhibit 10.1).

10.5   Form of San Diego Gas & Electric Company Deferred
       Compensation Agreement for Nonemployee Directors (1996 compensation).

10.6   Form of San Diego Gas & Electric Company Deferred
       Compensation Agreement for Nonemployee Directors (1995 compensation)(1994 SDG&E Form 10-K Exhibit 10.3).

10.7   Form of San Diego Gas & Electric Company 1986 Long-Term
       Incentive Plan 1995 restricted stock award agreement.

10.8   Form of San Diego Gas & Electric Company 1986 Long-Term
       Incentive Plan Special 1995 restricted stock award agreement.

10.9   Form of San Diego Gas & Electric Company 1986 Long-Term
       Incentive Plan 1994 restricted stock award agreement two-year vesting.

10.10  Form of San Diego Gas & Electric Company 1986 Long-Term
       Incentive Plan 1994 restricted stock award agreement
       (1994 SDG&E Form 10-K Exhibit 10.4).

10.11  Form of San Diego Gas & Electric Company 1986 Long-Term
       Incentive Plan 1993 restricted stock award agreement
       (1993 SDG&E Form 10-K Exhibit 10.4).

10.12  Form of San Diego Gas & Electric Company 1986 Long-Term
       Incentive Plan 1992 restricted stock award agreement
       (1992 SDG&E Form 10-K Exhibit 10.4).

10.13 Amended 1986 Long-Term Incentive Plan, amended and restated effective April 25, 1995 (SDG&E's Amendment No. 2 to
       Form S-4 filed February 28, 1995).

10.14  Amended 1986 Long-Term Incentive Plan, Restatement as of
       October 25, 1993 (1993 SDG&E Form 10-K Exhibit 10.6).

10.15  San Diego Gas & Electric Company Retirement Plan for
       Directors, restated as of October 24, 1994 (1994 SDG&E
       Form 10-K Exhibit 10.5).

10.16  Executive Incentive Plan dated April 23, 1985 (1991 SDG&E
       Form 10-K Exhibit 10.39).

10.17  Employment agreement between San Diego Gas & Electric
       Company and Thomas A. Page, dated June 15, 1988 (1988 SDG&E Form 10-K Exhibit 10E).

10.18 Supplemental Pension Agreement with Thomas A. Page, dated as of April 3, 1978 (1988 SDG&E Form 10-K Exhibit 10V).

10.19  Supplemental Executive Retirement Plan restated as of
       July 1, 1994 (1994 SDG&E Form 10-K Exhibit 10.14).

Financing

10.20 Loan agreement with the City of San Diego in connection with the issuance of $16.7 million of Industrial Development
       Bonds, dated as of June 1, 1995 (June 30, 1995 SDG&E
       Form 10-Q Exhibit 10.2).

10.21 Loan agreement with the City of San Diego in connection with the issuance of $57.7 million of Industrial Development
       Bonds, dated as of June 1, 1995 (June 30, 1995 SDG&E
       Form 10-Q Exhibit 10.3).

10.22 Loan agreement with the City of San Diego in connection with the issuance of $92.9 million of Industrial Development
       Bonds 1993 Series C dated as of July 1, 1993 (June 30, 1993 SDG&E Form 10-Q Exhibit 10.2).

10.23 Loan agreement with the City of San Diego in connection with the issuance of $70.8 million of Industrial Development Bonds 1993 Series A dated as of April 1, 1993 (March 31, 1993 SDG&E Form 10-Q Exhibit 10.3).

10.24 Loan agreement with the City of San Diego in connection with the issuance of $14.9 million of Industrial Development Bonds 1993 Series B dated as of April 1, 1993 (March 31, 1993 SDG&E Form 10-Q Exhibit 10.4).

10.25 Loan agreement with the City of San Diego in connection with the issuance of $118.6 million of Industrial Development
       Bonds dated as of September 1, 1992 (Sept. 30, 1992 SDG&E
       Form 10-Q Exhibit 10.1).

10.26 Loan agreement with the City of Chula Vista in connection with the issuance of $250 million of Industrial Development Bonds, dated as of December 1, 1992 (1992 SDG&E Form 10-K
       Exhibit 10.5).

10.27 Loan agreement with the City of San Diego in connection with the issuance of $25 million of Industrial Development
       Bonds, dated as of September 1, 1987 (1992 SDG&E Form 10-K
       Exhibit 10.6).

10.28 Loan agreement with the City of San Diego in connection with the issuance of $44.25 million of Industrial Development
       Bonds, dated as of July 1, 1986 (1991 SDG&E Form 10-K
       Exhibit 10.36).

10.29 Loan agreement with the City of San Diego in connection with the issuance of $81.35 million of Industrial Development
       Bonds, dated as of December 1, 1986 (1991 SDG&E Form 10-K
       Exhibit 10.37).

10.30  Loan agreement with the California Pollution Control
       Financing Authority in connection with the issuance of $60 million of Pollution Control Bonds dated as of June 1, 1993 (June 30, 1993 SDG&E Form 10-Q Exhibit 10.1).

10.31 Loan agreement with the California Pollution Control Financing Authority, dated as of December 1, 1991, in connection with the issuance of $14.4 million of Pollution Control Bonds
       (1991 SDG&E Form 10-K Exhibit 10.11).

10.32 Loan agreement with the California Pollution Control Financing Authority, dated as of December 1, 1985, in connection with the issuance of $35 million of Pollution Control Bonds (1991 SDG&E Form 10-K Exhibit 10.10).

10.33 Loan agreement with the California Pollution Control Financing Authority dated as of December 1, 1984, in connection with the issuance of $27 million of Pollution Control Bonds (1991 SDG&E Form 10-K Exhibit 10.40).

10.34 Loan agreement with the California Pollution Control Financing Authority dated as of May 1, 1984, in connection with the issuance of $53 million of Pollution Control Bonds (1991
       SDG&E Form 10-K Exhibit 10.41).

Natural Gas Commodity, Transportation and Storage

10.35  Long-Term Natural Gas Storage Service Agreement dated
       January 12, 1994 between Southern California Gas Company and SDG&E (1994 SDG&E Form 10-K Exhibit 10.42).

10.36  Amendment to San Diego Gas & Electric Company and Southern
       California Gas Company Restated Long-Term Wholesale Natural Gas Service Contract dated March 26, 1993 (1993 SDG&E
       Form 10-K Exhibit 10.53).

10.37 San Diego Gas & Electric Company and Southern California Gas Company Restated Long-Term Wholesale Natural Gas Service
       Contract, dated September 1, 1990 (1990 SDG&E Form 10-K
       Exhibit 10.9).

10.38  Gas Purchase Agreement, dated March 12, 1991 between Husky
       Oil Operations Limited and San Diego Gas & Electric Company (1991 SDG&E Form 10-K Exhibit 10.1).

10.39  Gas Purchase Agreement, dated March 12, 1991 between
       Canadian Hunter Marketing Limited and San Diego Gas &
       Electric Company (1991 SDG&E Form 10-K Exhibit 10.2).

10.40  Gas Purchase Agreement, dated March 12, 1991 between Bow
       Valley Industries Limited and San Diego Gas & Electric
       Company (1991 SDG&E Form 10-K Exhibit 10.3).

10.41 Gas Purchase Agreement, dated March 12, 1991 between Summit Resources Limited and San Diego Gas & Electric Company (1991 SDG&E Form 10-K Exhibit 10.4).

10.42 Service Agreement Applicable to Firm Transportation Service under Rate Schedule FS-1, dated May 31, 1991 between Alberta Natural Gas Company Ltd. and San Diego Gas & Electric
       Company (1991 SDG&E Form 10-K Exhibit 10.5).

10.43  Firm Transportation Service Agreement, dated December 31,
       1991 between Pacific Gas and Electric Company and San Diego Gas & Electric Company (1991 SDG&E Form 10-K Exhibit 10.7).

10.44 Firm Transportation Service Agreement, dated April 25, 1991 between Pacific Gas Transmission Company and San Diego Gas
       & Electric Company (March 31, 1991 SDG&E Form 10-Q
       Exhibit 28.2).

Nuclear

10.45 Uranium enrichment services contract between the U.S. Department of Energy (DOE assigned its rights to the U.S. Enrichment Corporation, a U.S. government-owned corporation, on July 1, 1993) and Southern California Edison Company, as agent for SDG&E and others; Contract DE-SC05-84UEO7541, dated November 5, 1984, effective June 1, 1984, as amended (1991 SDG&E Form 10-K Exhibit 10.9).

10.46 Fuel Lease dated as of September 8, 1983 between SONGS Fuel Company, as Lessor and San Diego Gas & Electric Company, as Lessee, and Amendment No. 1 to Fuel Lease, dated September 14, 1984 and Amendment No. 2 to Fuel Lease, dated March 2, 1987 (1992 SDG&E Form 10-K Exhibit 10.11).

10.47  Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K Exhibit 10.7).

10.48  Amendment No. 1 to the Qualified CPUC Decommissioning Master

       Trust Agreement dated September 22, 1994 (see Exhibit 10.47 herein).

10.49  Second Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.47 herein).

10.50 Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K Exhibit 10.8).

10.51  Second Amended San Onofre Agreement among Southern
       California Edison Company, SDG&E, the City of Anaheim and the City of Riverside, dated February 26, 1987 (1990 SDG&E
       Form 10-K Exhibit 10.6).

10.52 U. S. Department of Energy contract for disposal of spent nuclear fuel and/or high-level radioactive waste, entered into between the DOE and Southern California Edison Company, as agent for SDG&E and others; Contract DE-CR01-83NE44418, dated June 10, 1983 (1988 SDG&E Form 10-K Exhibit 10N).

Purchased Power

10.53 Public Service Company of New Mexico and San Diego Gas & Electric Company 1988-2001 100 mw System Power Agreement dated November 4, 1985 and Letter of Agreement dated April 28, 1986, June 4, 1986 and June 18, 1986 (1988 SDG&E
       Form 10-K Exhibit 10H).

10.54  San Diego Gas & Electric Company and Portland General
       Electric Company Long-Term Power Sale and Transmission
       Service agreements dated November 5, 1985 (1988 SDG&E Form
       10-K Exhibit 10I).

10.55 Comision Federal de Electricidad and San Diego Gas & Electric Company Contract for the Purchase and Sale of Electric Capacity and Energy dated November 20, 1980 and additional Agreement to the contract dated March 22, 1985 (1988 SDG&E Form 10-K Exhibit 10J).

10.56 Agreement with Arizona Public Service Company for Arizona transmission system participation agreement - contract
       790116 (1988 SDG&E Form 10-K Exhibit 10P).

Other

10.57  U. S. Navy contract for electric service, Contract
       N62474-70-C-1200-P00414, dated September 29, 1988 (1988 SDG&E
       Form 10-K Exhibit 10C).

10.58  City of San Diego Electric Franchise (Ordinance No. 10466)
       (1988 SDG&E Form 10-K Exhibit 10Q).

10.59 City of San Diego Gas Franchise (Ordinance No. 10465) (1988 SDG&E Form 10-K Exhibit 10R).

10.60 County of San Diego Electric Franchise (Ordinance No. 3207) (1988 SDG&E Form 10-K Exhibit 10S).

10.61 County of San Diego Gas Franchise (Ordinance No. 5669) (1988 SDG&E Form 10-K Exhibit 10T).

10.62  Lease agreement dated as of March 25, 1992 with American
       National Insurance Company as lessor of an office complex at Century Park (1994 SDG&E Form 10-K Exhibit 10.70).

10.63  Lease agreement dated as of June 15, 1978 with Lloyds Bank
       California, as owner-trustee and lessor - Exhibit B to financing agreement of SDG&E's Encina Unit 5 equipment trust (1988 SDG&E Form 10-K Exhibit 10W).

10.64 Amendment to Lease agreement dated as of July 1, 1993 with Sanwa Bank California, as owner-trustee and lessor - Exhibit B to secured loan agreement of SDG&E's Encina Unit 5 equipment trust (See Exhibit 10.63 herein).

10.65  Lease agreement dated as of July 14, 1975 with New England
       Mutual Life Insurance Company, as lessor (1991 SDG&E Form 10-K
       Exhibit 10.42).

10.66 Assignment of Lease agreement dated as of November 19, 1993 to Shapery Developers as lessor by New England Mutual
       Life Insurance Company (See Exhibit 10.65 herein).

Exhibit 12 -- Statement re: computation of ratios

12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December
       31, 1995, 1994, 1993, 1992 and 1991.

Exhibit 13 -- The financial statements and other documents listed under Part IV Item 14(a)1. and Management's Discussion and Analysis of Financial Condition and Results of Operations listed under Part II Item 7 of this Form 10-K are incorporated by reference from the 1995 Annual Report to Shareholders.

Exhibit 22 - Subsidiaries - See "Part I, Item 1. Description of
Business."

Exhibit 24 - Independent Auditors' Consent, page 41.

Exhibit 27 - Financial Data Schedules

27.1   Financial Data Schedule for the year ended December 31,
       1995.

(b) Reports on Form 8-K:

A Current Report on Form 8-K was filed on December 7, 1995 announcing the CPUC's approval of SDG&E's application to form a holding company, the January 1, 1996 effective date of the new parent company, and associated changes in officers' responsibilities.

A Current Report on Form 8-K was filed on February 2, 1996 to report that on January 31, 1996 SDG&E's ownership interests in its subsidiaries were transferred to Enova Corporation at book value, completing the organizational restructuring into the new parent company framework.

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference of our report dated February 16, 1996 on San Diego Gas & Electric Company, appearing on page 27 of the 1995 Annual Report to Shareholders of Enova Corporation and San Diego Gas & Electric Company incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 1995.

We also consent to the incorporation by reference of the above-mentioned report in the Enova Corporation Post-Effective Amendment No. 1 to Registration Statement No. 33-59681 on Form S-3, Post-Effective Amendment No. 1 to Registration Statement No. 33-59683 on Form S-8 and Post-Effective Amendment No. 1 to Registration Statement No. 33-7108 on Form 8; and in the San Diego Gas & Electric Company Registration Statement No. 33-45599 on Form S-3, Registration Statement No. 33-52834 on Form S-3 and Registration Statement No. 33-49837 on Form S-3.





DELOITTE & TOUCHE LLP

San Diego, California
February 28, 1996

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized. The signatures of the undersigned companies relate only to matters having reference to such companies and their respective subsidiaries.

      ENOVA CORPORATION.               SAN DIEGO GAS & ELECTRIC COMPANY

By:   /s/ Stephen L. Baum              By:   /s/ Donald E. Felsinger
     _____________________                   ________________________
      Stephen L. Baum                         Donald E. Felsinger
      President and Chief                     President and Chief
      Executive Officer                       Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated. The signatures of the undersigned companies relate only to matters having reference to such companies and their respective subsidiaries.

Signature                   Title                          Date

Principal Executive Officers:

/s/ Stephen L.  Baum
_________________________________________________________________________
Stephen L.  Baum            President and Chief Executive  February 26, 1996
                            Officer (Enova) and a Director
                            (Enova and SDG&E)
/s/ Donald E. Felsinger
__________________________________________________________________________
Donald E. Felsinger         President and Chief Executive  February 26, 1996
                            Officer and a Director (SDG&E)
Principal Financial Officer:

/s/ David R. Kuzma
__________________________________________________________________________
David R. Kuzma         Senior Vice President Chief Financial February 26, 1996
                       Officer and Treasurer (Enova and SDG&E)
Principal Accounting Officer:

/s/  Frank H. Ault
__________________________________________________________________________
Frank H. Ault Vice President and Controller (Enova and SDG&E)February 26, 1996

Directors (Enova and SDG&E):

/s/ Thomas A. Page
__________________________________________________________________________
Thomas A. Page              Chairman                        February 26, 1996

/s/  Ann L. Burr
___________________________________________________________________________
Ann L. Burr                 Director                         February 26, 1996

/s/  Richard A. Collato
___________________________________________________________________________
Richard A. Collato          Director                         February 26, 1996

/s/  Daniel W. Derbes
____________________________________________________________________________
Daniel W. Derbes            Director                         February 26, 1996

/s/  Catherine T. Fitzgerald
____________________________________________________________________________
Catherine T. Fitzgerald     Director                         February 26, 1996

/s/  Robert H. Goldsmith
____________________________________________________________________________
Robert H. Goldsmith         Director                         February 26, 1996

/s/  William D. Jones
____________________________________________________________________________
William D. Jones            Director                         February 26, 1996

/s/  Ralph R. Ocampo
____________________________________________________________________________
Ralph R. Ocampo             Director                         February 26, 1996

/s/  Thomas C. Stickel
_____________________________________________________________________________
Thomas C. Stickel           Director                         February 26, 1996

GLOSSARY

APCD                 Air Pollution Control District

BCAP                 Biennial Cost Allocation Proceeding

BPA                  Bonneville Power Administration

BRPU                 Biennial Resource Plan Update

CEC                  California Energy Commission

CFE                  Comision Federal de Electricidad

CPUC                 California Public Utilities Commission

DOE                  Department of Energy

EC                   Electric Clearinghouse

ECAC                 Energy Cost Adjustment Clause

Edison               Southern California Edison Company and/or its parent,
                     SCEcorp

EMF                  Electric and magnetic fields

Enron                Enron Power Marketing

ERAM                 Electric Revenue Adjustment Mechanism

EV                   Electric vehicle

FERC                 Federal Energy Regulatory Commission

G&D                  Electric Generation and Dispatch Mechanism

GFCA                 Gas Fixed Cost Account

Goal Line            Goal Line Limited Partnership

IID                  Imperial Irrigation District

Illinova             Illinova Power Marketing

ISO                  Independent System Operator

kv                   Kilovolt

kwhr                 Kilowatt hour

mw                   Megawatt

NGV                  Natural-Gas Vehicle

NOx                  Nitrogen Dioxide

NRC                  Nuclear Regulatory Commission

Pacific Intertie     A transmission line connecting San Diego to the Pacific
                     Northwest

PBR                  Performance-Based Ratemaking

PCB                  Polychlorinated Biphenyl

PG&E                 Pacific Gas and Electric Company

PGE                  Portland General Electric Company

PNM                  Public Service Company of New Mexico

PSP&L                Puget Sound Power & Light

RECLAIM              Regional Clean Air Incentive Market

SDG&E                San Diego Gas & Electric Company

SoCal Gas            Southern California Gas Company

SONGS/San Onofre     San Onofre Nuclear Generating Station

SRP                  Salt River Project

Southwest Powerlink  A transmission line connecting San Diego to Phoenix and intermediate points

TCF                  Target Capacity Factor