Form 10-Q
period 1996-06-30
ENOVA CORP
filed 1996-08-01
CIK 940170

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)

[..X..]  Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                                               June 30, 1996
For the quarterly period ended.......................................
                                 Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock outstanding June 30, 1996:

Enova Corporation                                        116,565,775
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

		Statements of Income. . . . . . . . . . . . . . . . . . . . .3
		Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . .5
		Statements of Cash Flows. . . . . . . . . . . . . . . . . . .6
 	Notes to Financial Statements . . . . . . . . . . . . . . . .7

Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations . . . . . . . 13


PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . 20

Item 6.	Exhibits and Reports on Form 8-K. . . . . . . . . . . 21

Signature  . . . . . . . . . . . . . . . . . . . . . . . . . .22

STATEMENTS OF INCOME (unaudited)
In thousands except per share amounts
                                             Enova Corporation
                                             and Subsidiaries         SDG&E
                                            -------------------  -----------------
For the three months ended June 30           1996       1995       1996     1995
                                            ---------  --------  --------  -------
Operating Revenues
Electric                                    $376,971   $354,716  $376,971 $354,716
Gas                                           81,250     76,745    81,250   76,745
Diversified operations                        12,746     13,778       --      --
                                            --------   --------  -------- --------
    Total operating revenues                 470,967    445,239   458,221  431,461
                                            --------   --------  -------- --------
Operating Expenses
Electric fuel                                 25,580     20,481    25,580   20,481
Purchased power                               76,525     84,937    76,525   84,937
Gas purchased for resale                      33,689     28,477    33,388   28,477
Maintenance                                   16,839     17,425    16,839   17,425
Depreciation and decommissioning              92,741     68,027    87,990   64,908
Property and other taxes                      11,377     11,191    11,377   11,191
General and administrative                    52,294     44,630    49,190   43,923
Other                                         50,423     52,547    38,601   41,751
Income taxes                                  36,974     38,036    48,889   43,979
                                            --------  ---------  -------- --------
    Total operating expenses                 396,442    365,751   388,379  357,072
                                            --------  ---------  -------- --------
Operating Income                              74,525     79,488    69,842   74,389
                                            --------  ---------  -------- --------
Other Income and (Deductions)
Allowance for equity funds used
    during construction                        1,467      1,453     1,467    1,453
Taxes on nonoperating income                   1,540      1,398       740      198
Other - net                                   (2,996)    (3,350)   (3,091)  (1,088)
                                            --------  ---------  -------- ---------
    Total other income and
         (deductions)                             11       (499)     (884)     563
                                            --------  ---------  -------- ---------
Income Before Interest Charges                74,536     78,989    68,958   74,952
                                            --------  ---------  -------- ---------
Interest Charges
Long-term debt                                21,871     25,355    19,116   21,068
Short-term debt and other                      4,897      4,411     4,897    4,804
Allowance for borrowed funds
    used during construction                  (1,227)      (671)   (1,227)    (671)
Preferred dividend requirements of
    SDG&E                                      1,645      1,915       --        --
                                            --------  ---------  -------- --------
    Net interest charges                      27,186     31,010    22,786   25,201
                                            --------  ---------  -------- --------
Income From Continuing Operations             47,350     47,979    46,172   49,751
Discontinued Operations, net of
    Income Taxes                                 --        (678)      --      (535)
                                            --------  ---------  -------- ---------

Net Income                                    47,350     47,301    46,172   49,216
Preferred Dividend Requirements                   --         --     1,645    1,915
                                            --------  ---------  -------- --------
Earnings Applicable to Common Shares         $47,350    $47,301   $44,527  $47,301
                                            ========  =========  ======== ========
Average Common Shares Outstanding            116,565    116,534
                                            ========  =========
Earnings Per Common Share from
    Continuing Operations                      $0.41      $0.41
                                            ========  =========
Earnings Per Common Share                      $0.41      $0.41
                                            ========  =========
Dividends Declared Per Common Share            $0.39      $0.39
                                            ========  =========

See notes to financial statements.

STATEMENTS OF INCOME (unaudited)
In thousands except per share amounts
                                           Enova Corporation
                                           and Subsidiaries          SDG&E
                                          -------------------- -------------------
For the six months ended June 30             1996       1995      1996     1995
                                          ---------- --------- ---------- --------
Operating Revenues
Electric                                    $744,264   $734,004  $744,264 $734,004
Gas                                          165,899    161,323   165,899  161,323
Diversified operations                        26,701     27,867      --       --
                                          ----------   -------- --------- --------
    Total operating revenues                 936,864    923,194   910,163  895,327
                                          ----------   -------- --------- --------
Operating Expenses
Electric fuel                                 49,404     44,329    49,404   44,329
Purchased power                              148,148    171,201   148,148  171,201
Gas purchased for resale                      69,187     63,142    68,886   63,142
Maintenance                                   31,653     36,708    31,653   36,708
Depreciation and decommissioning             163,929    135,845   154,804  129,372
Property and other taxes                      23,211     22,679    23,211   22,679
General and administrative                    97,932     85,587    94,360   84,377
Other                                        103,401    104,483    80,433   82,638
Income taxes                                  82,482     86,077   105,252   99,860
                                          ----------  --------- --------- ---------
    Total operating expenses                 769,347    750,051   756,151  734,306
                                          ----------  --------- --------- ---------
Operating Income                             167,517    173,143   154,012  161,021
                                          ----------  --------- --------- ---------
Other Income and (Deductions)
Allowance for equity funds used
    during construction                        2,716      3,013     2,716    3,013
Taxes on nonoperating income                   1,085      1,177       285      (23)
Other - net                                   (2,622)    (2,945)   (2,489)  (1,335)
                                           ---------   -------- --------- ---------
    Total other income and
      (deductions)                             1,179      1,245       512    1,655
                                           ---------  --------- --------- ---------
Income Before Interest Charges               168,696    174,388   154,524  162,676
                                           ---------  --------- --------- ---------
Interest Charges
Long-term debt                                44,433     49,646    38,210   42,122
Short-term debt and other                      9,364      8,891     9,364    9,641
Allowance for borrowed funds
    used during construction                  (1,794)    (1,383)   (1,794)  (1,383)
Preferred dividend requirements of
    SDG&E                                      3,291      3,831        --       --
                                           ---------  --------- --------- ---------
    Net interest charges                      55,294     60,985    45,780   50,380
                                           ---------  --------- --------- ---------
Income From Continuing Operations            113,402    113,403   108,744  112,296
Discontinued Operations, net of
    Income Taxes                                  --     (6,168)       --   (1,230)
                                           ---------  --------- --------- ---------

Net Income                                   113,402    107,235   108,744  111,066
Preferred Dividend Requirements                   --         --     3,291    3,831
                                           ---------  --------- --------- ---------
Earnings Applicable to Common Shares        $113,402   $107,235  $105,453 $107,235
                                           =========  ========= ========= =========
Average Common Shares Outstanding            116,568    116,533
                                           =========  =========
Earnings Per Common Share from
    Continuing Operations                      $0.97      $0.97
                                           =========  =========
Earnings Per Common Share                      $0.97      $0.92
                                           =========  =========
Dividends Declared Per Common Share            $0.78      $0.78
                                           =========  =========

See notes to financial statements.


BALANCE SHEETS
In thousands of dollars
                                             Enova Corporation
                                             and Subsidiaries             SDG&E
                                          ----------------------- -----------------------
Balance at                                 June 30,  December 31,  June 30, December 31,
                                             1996       1995        1996       1995
                                          (unaudited)            (unaudited)
                                          ------------ ---------- ----------- -----------
ASSETS
Utility plant - at original cost           $5,600,584 $5,533,554  $5,600,584 $5,533,554
Accumulated depreciation
   and decommissioning                     (2,479,654)(2,355,213) (2,479,654)(2,355,213)
                                            ---------  ---------   ---------  ---------
   Utility plant - net                      3,120,930  3,178,341   3,120,930  3,178,341
                                            ---------  ---------   ---------  ---------
Investments and other property                591,584    532,289     314,176    448,860
                                            ---------  ---------   ---------  ---------
Current assets
Cash and temporary investments                131,406     96,429      58,703     20,755
Accounts receivable                           180,921    178,155     180,321    178,091
Due from affiliates                              --          --       24,649       --
Notes receivable                               35,090     34,498        --         --
Inventories                                    70,344     67,959      70,036     67,959
Other                                          44,488     41,012      13,460     29,419
                                            ---------  ---------   ---------  ---------
    Total current assets                      462,249    418,053     347,169    296,224
                                            ---------  ---------   ---------  ---------
Deferred taxes recoverable in rates           286,828    298,748     286,828    298,748
                                            ---------  ---------   ---------  ---------
Deferred charges and other assets             279,685    321,193     223,647    250,440
                                            ---------  ---------   ---------  ---------
    Total                                  $4,741,276 $4,748,624  $4,292,750 $4,472,613
                                            =========  =========   =========  =========
CAPITALIZATION AND LIABILITIES
Capitalization
Common equity                              $1,541,917 $1,520,070  $1,384,352 $1,520,070
Preferred stock of SDG&E
   Not subject to mandatory redemption         78,475     93,475      78,475     93,475
   Subject to mandatory redemption             25,000     25,000      25,000     25,000
Long-term debt                              1,332,692  1,350,094   1,183,328  1,217,026
                                            --------- ----------   ---------  ---------
    Total capitalization                    2,978,084  2,988,639   2,671,155  2,855,571
                                            --------- ----------   ---------  ---------
Current liabilities
Long-term debt redeemable
   within one year                            115,000    115,000     115,000    115,000
Current portion of long-term debt              71,439     36,316      33,881      8,835
Accounts payable                              137,360    145,517     137,173    145,273
Dividends payable                              47,106     47,383      47,106     47,383
Interest and taxes accrued                     23,088     22,537      19,480     23,621
Regulatory balancing accounts
   overcollected-net                          162,643    170,761     162,643    170,761
Other                                         138,336    125,438      87,511     90,119
                                            --------- ----------    --------  ---------
    Total current liabilities                 694,972    662,952     602,794    600,992
                                            --------- ----------    --------  ---------
Customer advances for construction             33,828     34,698      33,828     34,698
Accumulated deferred income taxes-net         556,209    523,335     561,570    536,324
Accumulated deferred investment
   tax credits                                101,566    104,226     101,566    104,226
Deferred credits and other liabilities        376,617    434,774     321,837    340,802
Contingencies (Note 2)                            --          --          --         --
                                            ---------  ---------   ---------  ---------
    Total                                  $4,741,276 $4,748,624  $4,292,750 $4,472,613
                                            =========  =========   =========  =========

See notes to financial statements.


STATEMENTS OF CASH FLOWS (unaudited)
In thousands of dollars
                                                        Enova Corporation
                                                         and Subsidiaries         SDG&E
                                                       -------------------- --------------------
For the six months ended June 30                         1996      1995       1996      1995
                                                       -------------------- --------------------
Cash Flows from Operating Activities
Income from continuing operations                        $113,402  $113,403  $108,744 $112,296
Adjustments to reconcile income from continuing
  operations to net cash provided by operating activities
  Depreciation and decommissioning                        163,929   135,845   154,804  129,372
  Amortization of deferred charges and other assets         2,873     6,392     2,873    6,392
  Amortization of deferred credits
     and other liabilities                                (17,537)  (16,147)     (585)    (584)
  Allowance for equity funds used during construction      (2,716)   (3,013)   (2,716)  (3,013)
  Deferred income taxes and investment tax credits        (23,146)   (4,511)  (23,573)  (4,803)
  Other-net                                                20,508    19,811      (697)  (2,899)
Changes in working capital components
  Accounts and notes receivable                            (3,358)   25,652    (2,230)  26,467
  Regulatory balancing accounts                            (8,118)   11,011    (8,118)  11,011
  Inventories                                              (2,385)   (2,775)   (2,077)  (2,775)
  Other current assets                                       (108)   (1,935)       23   (1,852)
  Interest and taxes accrued                               36,783    36,623    51,152   42,878
  Accounts payable and other current liabilities           (9,662)  (43,228)  (10,708) (44,777)
Cash flows provided (used) by discontinued operations       --         (168)  (11,544)  13,078
                                                       --------------------- -------------------
Net cash provided by operating activities                 270,465   276,960   255,348  280,791
                                                       --------------------- -------------------
Cash Flows from Financing Activities
  Dividends paid                                          (90,927)  (89,732)  (94,488) (93,563)
  Short-term borrowings - net                               --      (89,325)    --     (58,325)
  Issuance of long-term debt                                2,300   124,641     --     123,734
  Repayment of long-term debt                             (23,588) (100,695)     (293) (74,922)
  Redemption of common stock                                 (480)      (50)    --         (50)
  Redemption of preferred stock                           (15,155)    --      (15,155)   --
                                                       --------------------- -------------------
Net cash used by financing activities                    (127,850) (155,161) (109,936)(103,126)
                                                       --------------------- -------------------
Cash Flows from Investing Activities
  Utility construction expenditures                       (85,743)  (91,225)  (85,743) (91,225)
  Contributions to decommissioning funds                  (11,016)  (11,016)  (11,016) (11,016)
  Other-net                                               (10,879)    2,544      (990)    (759)
  Discontinued operations                                   --        5,122    (9,715) (48,670)
                                                       --------------------- -------------------
Net cash used by investing activities                    (107,638)  (94,575) (107,464)(151,670)
                                                       -------------------- -------------------
Net increase                                               34,977    27,224    37,948   25,995
Cash and temporary investments, beginning of period        96,429    25,405    20,755   11,605
                                                       --------------------- -------------------
Cash and temporary investments, end of period            $131,406   $52,629   $58,703  $37,600
                                                       ===================== ===================
Supplemental disclosure of Cash Flow Information
    Income tax payments                                  $ 80,334   $47,240   $80,334  $47,240
                                                       ===================== ===================
    Interest payments, net of amounts capitalized        $ 51,452   $59,411   $42,340  $49,649
                                                       ===================== ===================
Supplemental Schedule of Noncash Investing
  and Financing Activities
    Real estate investments                              $ 47,367   $25,303   $ --     $ --
    Cash paid                                               --         (250)    --       --
                                                       --------------------- -------------------
    Liabilities assumed                                  $ 47,367   $25,053   $ --     $ --
                                                       ===================== ===================

Net assets of affiliates transferred to parent           $  --      $ --     $150,069  $ --
                                                       ===================== ===================

See notes to financial statements.


              ENOVA CORPORATION/SAN DIEGO GAS & ELECTRIC COMPANY
                  NOTES TO FINANCIAL STATEMENTS (Unaudited)


1.	GENERAL

On January 1, 1996 Enova Corporation became the parent of SDG&E and its subsidiaries. SDG&E's outstanding common stock was converted on a share-for-share basis into Enova Corporation common stock. SDG&E's debt securities, preferred stock and preference stock were unaffected and remain with SDG&E. On January 31, 1996 SDG&E's ownership interests in its subsidiaries were transferred to Enova Corporation at book value, completing the parent company structure. Additional information concerning the effects of the parent company structure is provided in
Note 3 herein.

This Quarterly Report on Form 10-Q is a combined filing of Enova Corporation and SDG&E. The financial statements presented herein represent the consolidated statements of Enova Corporation and its subsidiaries (including SDG&E), as well as the stand-alone statements of SDG&E. Unless otherwise indicated, the "Notes to Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein pertain to Enova Corporation as a consolidated entity.

The Registrants believe all adjustments necessary to present a fair statement of the financial position and results of operations for the periods covered by this report, consisting of recurring accruals, have been made. Certain prior-year amounts have been reclassified for comparability.

The Registrants' significant accounting policies are described in the notes to consolidated financial statements in the 1995 Annual Report to Shareholders. The same accounting policies are followed for interim reporting purposes.

This quarterly report should be read in conjunction with the Registrants' 1995 Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the three months ended March 31, 1996. The consolidated financial statements and Management's Discussion & Analysis of Financial Condition and Results of Operations included in the 1995 Annual Report to Shareholders were incorporated by reference into the 1995 Annual Report on Form 10-K and filed as an exhibit thereto.

2.	MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY RESTRUCTURING -- CALIFORNIA

In December 1995, the CPUC issued its policy decision on the restructuring of California's electric utility industry to stimulate competition and reduce rates. The decision provides that, beginning in January 1998, customers will be able to buy their electricity through a power exchange that will obtain power from the lowest-bidding suppliers. The exchange is a spot market with published pricing. An independent system operator (ISO) will schedule power transactions and access to the transmission system. Consumers also may choose to continue to purchase from their local utility under regulated tariffs. As a third option, a cross section of all customer groups (residential, industrial, commercial and agricultural) will be able to go directly to any energy supplier and enter into private contracts with generators, brokers or others (direct access). As the direct-access mechanism has many technical issues to be resolved, a five-year phase-in is planned. All

California electricity consumers will have the option to purchase generation services directly by 2003. The utilities will continue to provide transmission and distribution services to customers who choose to purchase their energy from other providers.

Within certain limits, utilities will be allowed to recover their "stranded" costs incurred for CPUC-approved facilities through the establishment of a non-bypassable competition transition charge (CTC) over a transition period that ends in 2005. In addition to $287 million of deferred taxes recoverable in rates, SDG&E has approximately $203 million of other regulatory assets at June 30, 1996 (included in "Deferred Charges and Other Assets" on the Balance Sheets), offset by $130 million of regulatory liabilities (included in "Accumulated Deferred Investment Tax Credits" and "Deferred Credits and Other Liabilities" on the Balance Sheets). Of these amounts (deferred taxes and regulatory assets and liabilities), approximately $73 million is related to generation operations, of which $58 million is related to nuclear operations. Recovery periods currently range from one to 30 years.

It is estimated that at June 30, 1996, SDG&E had approximately $909 million of net generating plant (including approximately $709 million of nuclear facilities) currently being recovered in rates over various periods of time. Under the CPUC's industry restructuring decision, to the extent these investments exceed their market values, they must be recovered by 2005 through the CTC mechanism. In April 1996 the CPUC approved the accelerated recovery of existing capital costs in San Onofre Nuclear Generating Station (SONGS) Units 2 and 3 over an eight-year period. In August 1996 the utilities' filings to the CPUC will address sunk costs of non-nuclear generation and CTC rates for the calendar year commencing January 1, 1998.

In addition, SDG&E has entered into significant long-term purchased-power commitments with various utilities and other providers totaling $3.3 billion. Also, under the CPUC's Biennial Resource Plan Update decision, SDG&E may be required to contract for an additional 500 megawatts of power over 17-year terms. The present value of ratepayer payments beginning in 1997 over the life of these contracts is estimated to be $2.3 billion. Prices under these contracts could significantly exceed the future market price. Both purchased-power and BRPU commitments are indexed to natural-gas prices and are subject to significant fluctuation. SDG&E has challenged the CPUC's BRPU decision and the FERC has declared the BRPU auction procedures unlawful under federal law. The CPUC has issued a ruling encouraging SDG&E and other utilities to reach settlements with the auction winners. SDG&E has reached settlement with two auction winners. Settlement discussions with three others are ongoing. Under the CPUC's industry restructuring decision, purchased-power obligations (including existing qualifying facilities contracts and the costs of settling BRPU planned projects) would be recovered over the duration of the contracts through the CTC mechanism.

For purposes of CTC, rates for customers choosing traditional utility service (instead of power exchange or direct access) will be capped at January 1, 1996 levels. Including the CTC, rates cannot exceed the cap and therefore, recovery of the CTC is limited by the cap. Customers choosing to purchase power directly or from the exchange will also be obligated to pay CTC.

In April 1996 the CPUC issued an order in response to Pacific Gas and Electric's motion for interim CTC recovery and its concerns over lost revenues from large customers' choosing other suppliers before plans for deregulation are finalized. The CPUC found that PG&E's request to require customers to pay all of the CTC before leaving the system was too severe a remedy in a competitive market, but that these customers have the responsibility to pay their fair share of transition costs. The CPUC deferred the setting of the interim CTC to a joint committee process open to all parties. On April 12, 1996 SDG&E filed a motion requesting that it also be afforded interim CTC treatment and that this effort be consolidated with PG&E's and addressed by the joint committee. The CPUC is currently reviewing the issue.

Performance-based regulation will replace cost-of-service regulation for generation and distribution services. On an experimental basis SDG&E is participating in a Performance-Based Ratemaking process for gas procurement, electric generation and dispatch, and base rates. It began in 1993 and runs through 1997. In July 1996 SDG&E filed a new generation PBR proposal with the CPUC. Additional information concerning the generation PBR proposal is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 14 herein.

California's three major investor-owned utilities have filed plans with the CPUC to implement direct access and new or revised PBR proposals. Plans to establish the power exchange and ISO have also been filed by the utilities with the CPUC.

The CPUC is currently working on building a consensus on the new market structure with the California Legislature, the governor, utilities and customers. The California Legislature has passed a resolution forming an oversight committee to ensure the legislature's involvement in the policies presented by the CPUC, and that the policies comply with federal and state laws, and achieve the objectives both of competition and of the various social programs that are currently funded through utility rates. There have been several bills introduced in the California Legislature related to various aspects of electric industry restructuring, including CTC. A two-house conference committee met for the first time in July 1996 to fashion legislation in response to the CPUC's industry restructuring decision. The conference process will continue through late August 1996.

As restructuring evolves, SDG&E will become more vulnerable to competition. However, based on recent CPUC decisions, recovery of stranded costs is provided for, subject to the January 1, 1996 rate cap (see discussion on previous page). Due to the recent decisions, SDG&E does not anticipate incurring a material charge against earnings for its generating facilities, the related regulatory assets and other long-term commitments. In addition, although California utilities' rates are significantly higher than the national average, SDG&E has a lower concentration of industrial customers and is in its eighth year of being the lowest-cost provider among the investor-owned utilities in California.

SDG&E accounts for the economic effects of regulation in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," under which a regulated entity may record a regulatory asset if it is probable that, through the rate-making process, the utility will recover that asset from customers.

Regulatory liabilities represent future reductions in revenues for amounts due to customers. Once the restructuring transition is final, SDG&E may not continue to meet the criteria for applying SFAS 71 to all of its operations in the new regulatory framework. In a non-SFAS 71 environment, among other things, additions to plant would need to be recovered through market prices.

ELECTRIC INDUSTRY RESTRUCTURING -- FEDERAL

In April 1996 the FERC issued a final rule that will require all utilities to offer wholesale "open-access" transmission service on a nondiscriminatory basis and to share information about available transmission capacity. In addition, utilities will be required to functionally price their generation and transmission services separately from each other. The FERC also stated its belief that utilities should be allowed to recover the costs of assets and obligations made uneconomic by the changed regulatory environment. In July 1996 SDG&E filed open-access transmission tariffs that comply with the FERC's April 1996 rule described above. These tariffs immediately became effective.

In April 1996 California's three major investor-owned utilities filed plans to establish the power exchange and ISO with the FERC, which has jurisdiction over the exchange, the ISO and interstate transmission.

Federal legislation on electric industry restructuring was introduced in July 1996. This legislation would make states establish rules to let all residences, businesses and industries choose their own power suppliers by December 15, 2000, or force states to give way to the FERC to open the local market to competition after 2000.

NUCLEAR INSURANCE

SDG&E and the co-owners of SONGS have purchased primary insurance of $200 million, the maximum amount available, for public liability claims. An additional $8.7 billion of coverage is provided by secondary financial protection required by the Nuclear Regulatory Commission and provides for loss sharing among the utilities owning nuclear reactors if a costly accident occurs. SDG&E could be assessed retrospective premium adjustments of up to $32 million in the event of a nuclear incident involving any of the licensed, commercial reactors in the United States, if the amount of the loss exceeds $200 million. In the event the public liability limit stated above is insufficient, federal law provides for Congress to enact further revenue-raising measures to pay claims. These measures could include an additional assessment on all licensed reactor operators.

Insurance coverage is provided for up to $2.8 billion of property damage and decontamination liability. Coverage is also provided for the cost of replacement power, which includes payments for up to 2 years, after a waiting period of 21 weeks. Coverage is provided primarily through mutual insurance companies owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available from these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $9 million.

CANADIAN GAS

As discussed in the 1995 Annual Report on Form 10-K, SDG&E has long-term pipeline capacity commitments related to its contracts for Canadian natural gas supplies. These contracts are currently in litigation, as described in Part II, Item 1, "Legal Proceedings," herein. If the supply of Canadian natural gas to SDG&E is not resumed, SDG&E intends to use the capacity in other ways.

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

                             Six Months Ended         Year Ended
                                June 30,              December 31,
                                  1995           1995      1994     1993
- ------------------------------------------------------------------------
In millions of dollars
Revenues                          $24            $24       $70      $82
Loss from operations before
  income taxes                      -              -       (70)     (14)
Loss on disposal of Wahlco before
  income taxes                    (10)           (12)        -        -
Income tax benefits                 4             12         7        5
- ------------------------------------------------------------------------

The loss on disposal of Wahlco was recorded in 1995 and reflects the sale of Wahlco and Wahlco's net operating losses after 1994. The loss from discontinued operations for 1994 was primarily due to the $59 million writedown of Wahlco's goodwill and other intangible assets as a result of the depressed air pollution-control market and increasing competition. The 1995 income tax benefit includes the effects of the 1994 writedown to the extent recognizable as of December 31, 1995.

SDG&E:

SDG&E's financial statements for periods prior to 1996 have been restated to reflect the results of its transferred subsidiaries
(described in Note 1 herein) and the sale of Wahlco as discontinued operations. SDG&E's discontinued operations are summarized in the table below.


                         Six Months Ended            Year Ended
                            June 30,                 December 31
                              1995            1995      1994     1993
- ------------------------------------------------------------------------
In millions of dollars
Revenues                     $51            $81      $126      $119
Loss from operations before
  income taxes               (10)           (24)     (105)      (19)
Loss on disposal of Wahlco
  before income taxes        (10)           (12)        -         -
Income tax benefits           19             50        43        22
- ------------------------------------------------------------------------

The net assets of the subsidiaries (included in "Investments and Other Property" on SDG&E's Balance Sheets) at December 31, 1995 are summarized as follows:

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
- ---------------------------------------------------------------

ITEM 2.
       ENOVA CORPORATION/SAN DIEGO GAS & ELECTRIC COMPANY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

In January 1996 Enova Corporation became the parent of SDG&E, and SDG&E's ownership interests in its subsidiaries were transferred to the parent company. Effective January 1, 1996 SDG&E's financial statements for periods prior to 1996 have been restated to reflect the net results of subsidiaries as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Effects of a Disposal of a Segment of Business." For additional information see Notes 1 and 3 of the notes to financial statements herein, and the 1995 Annual Report on Form 10-K.

INFORMATION REGARDING FORWARD-LOOKING COMMENTS

This Quarterly Report on Form 10-Q includes forward-looking comments within the definition of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. When used in the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," the words "estimates", "expects", "anticipates", "plans" and similar expressions are intended to identify forward-looking comments that involve risks and uncertainties.

Although the Registrants believe that their expectations are based on reasonable assumptions, they can give no assurance that those expectations will be realized. Important factors that could cause actual results to differ materially from those in the forward-looking comments herein include political developments affecting state and federal regulatory agencies, the pace of electric industry deregulation in California and in the United States, and the timing and extent of changes in interest rates and prices for natural gas and electricity.

RESULTS OF OPERATIONS:

The following discussions reflect the results for the six months ended June 30, 1996 compared to the corresponding period in 1995:

OPERATING REVENUES

Electric revenues increased for the six months ended June 30, 1996 from the corresponding period in 1995 primarily due to increased sales volume due to weather. Gas revenues and revenues from Enova Corporation's diversified operations did not change significantly over that same period.

OPERATING EXPENSES

Purchased-power expense decreased due to the availability of lower-cost nuclear generation in 1996. Electric fuel expense increased primarily due to increased nuclear and natural-gas-fired generation in 1996.

REGULATORY MATTERS:

CALIFORNIA PUBLIC UTILITIES COMMISSION'S INDUSTRY RESTRUCTURING

In December 1995 the CPUC issued its policy decision on the restructuring of California's electric utility industry to stimulate competition and reduce rates. See additional discussion of industry restructuring in Note 2 of the notes to financial statements.

ELECTRIC RATES

In June 1996 the CPUC issued its decision on SDG&E's 1996 Energy Cost Adjustment Clause application, approving a one-time $35 million refund and a $22 million annual rate decrease. These result from lower fuel and purchased-power costs, balancing account overcollections and the new incremental cost incentive pricing covering SONGS 2 & 3. The rate change lowers the typical residential customer's monthly electric bill by 2.1 percent, placing SDG&E's system average rate at 9.64 cents/kwh effective June 1, 1996. SDG&E's authorized system average rate prior to the rate change was 9.87 cents/kwh.

GAS RATES

In April 1996 SDG&E filed its application under the Biennial Cost Allocation Proceeding, proposing a $42 million decrease in natural-gas rates. If approved as filed, the monthly bill of a typical residential natural-gas customer would decrease about 63 cents effective January 1997. The decrease results from lower transportation costs. The CPUC Division of Ratepayer Advocates is recommending a decrease of $26 million primarily due to the DRA's recommended higher level of Southern California Gas Company costs to be allocated to SDG&E. SDG&E's and SoCal Gas' BCAP filings are being reviewed by the CPUC in tandem because a significant portion of costs incurred by SDG&E are those allocated from SoCal Gas, which provides transportation and storage services to SDG&E. Hearings are scheduled for August 1996 and a final decision is expected by December 1996.

In June 1996 the CPUC approved SDG&E's application to change its core gas procurement rate on a monthly basis instead of annually in order to better reflect market price changes in SDG&E's customer rates.

PERFORMANCE-BASED RATEMAKING

In May 1996 SDG&E filed an application with the CPUC for a $5.5 million Base Rates PBR reward for 1995. All performance targets, consisting of customer rates, employee safety, electric system reliability and customer satisfaction, were met or exceeded. A decision is expected in the third quarter of 1996.

A new generation PBR proposal was filed with the CPUC in July 1996. The proposed mechanism contains two basic elements. It establishes a revenue requirement to recover fixed operating costs necessary to maintain the availability of the units needed for reliability in the San Diego area. In addition, it establishes the bid price into the power exchange based on the units' variable cost of production. By limiting SDG&E's compensation to its fixed and variable costs, SDG&E's ability to exercise market power by raising prices will be eliminated. The proposed term of this mechanism is three years, beginning with the commencement of the power exchange in 1998. The mechanism will replace the electric generation and dispatch mechanism, including the purchased-power portion, due to the fact that SDG&E will be purchasing all its energy from the power exchange. In addition, the generation PBR will reduce the revenue requirements of the base rates mechanism.

A distribution PBR proposal is planned to be filed once the FERC provides criteria on differentiating transmission and distribution. This is expected in late 1996.

COST OF CAPITAL

In June 1996 the CPUC approved the Market Indexed Capital Adjustment Mechanism. The mechanism replaces the traditional cost of capital proceeding with an automatic market-based adjustment based on several variables, including the costs of long-term debt, equity and preferred stock. The decision goes into effect January 1, 1998. It requires SDG&E to participate in the 1997 cost of capital proceeding, which will provide the basis for the MICAM, after which SDG&E will discontinue participation in the annual proceeding. The decision also recommends that MICAM be modified to reflect any changes resulting from industry restructuring. SDG&E is required to file a report on the performance of the mechanism in March 2000.

In May 1996 SDG&E filed its 1997 cost of capital application with the CPUC, requesting an overall rate of return of 9.52 percent. SDG&E's 1996 authorized rate of return is 9.37 percent. The application reflects an increase in the return on common equity from 11.60 percent to 11.85 percent due to higher interest rates and continuing uncertainty with respect to industry restructuring. If approved, the increase in the rate of return would result in a $6.5 million increase in revenues. Hearings are scheduled for August 1996 and a decision is expected by late 1996.

DEMAND-SIDE MANAGEMENT

In May 1996 SDG&E filed its application for 1995 shareholder rewards totaling $39 million from its DSM programs. This $30 million increase over 1994 results is due to completion of several large government projects. The rewards will be collected and recorded in earnings over a ten-year period and are subject to CPUC approval. The DRA proposes to reduce SDG&E's 1994 and 1995 DSM rewards based on the DRA's claim that 1994 reductions in energy volume were less than anticipated and that the forecasted cost of energy used to calculate the 1995 DSM rewards is too high. If the CPUC agrees, this would reduce SDG&E's 1994 DSM reward from $9 million to $6 million and its 1995 DSM reward from $39 million to $13 million. Hearings are scheduled for August 1996 and a decision is expected by late 1996.

ENVIRONMENTAL MATTERS

WOOD-POLE PRESERVATIVES

Mateel Environmental Justice Foundation voluntarily dismissed, without prejudice, its complaint against Pacific Bell, PG&E and two wood-pole manufacturers. The complaint alleged that utility-pole owners and manufacturers failed to warn the public that the poles are treated with hazardous chemicals. SDG&E was not directly involved in the litigation, but is a member of the joint defense team comprised of the pole manufacturers and all California utilities owning utility poles. The complaint could be refiled by Mateel, depending on the outcome of laboratory tests.

AIR QUALITY

The estimated capital costs to comply with the San Diego Air Pollution Control District's Rule 69 has been revised to $62 million from $110 million. See additional discussion of Rule 69 in the 1995 Annual Report on Form 10-K.

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

OPERATING ACTIVITIES

Depreciation and decommissioning expense increased during the six months ended June 30, 1996 compared to the corresponding 1995 period due to the accelerated recovery of SONGS Units 2 and 3 approved by the CPUC in April 1996. See additional discussion in Note 2 on page 8.

FINANCING ACTIVITIES

Enova Corporation anticipates that it will require only minimal amounts of short-term debt in 1996. Enova Corporation and its subsidiaries do not expect to issue stock or long-term debt in 1996, other than for SDG&E refinancings. Enova Financial repaid $20 million of long-term debt in the ordinary course of business.

In May 1996 the CPUC approved SDG&E's request to issue up to $300 million of long-term debt to refinance previously issued long-term debt. The decision also grants a two-year extension of a prior CPUC authorization to issue $138 million of additional long-term debt and $100 million of additional preferred stock.

In July 1996 SDG&E issued $130 million of Pollution Control Bonds at an interest rate of 5.9 percent, due June 1, 2014. The funds obtained from this issue will be used to refinance the following Pollution Control
Bonds: Series CC, DD and FF (all variable rate), Series 1979A (7.2 percent) and Series 1977A (6.375 percent). These refinancings are planned to occur in August and September 1996. In addition, a $44 million variable-rate issue is planned for August 1996 in order to refinance Series GG (7.625 percent).

At June 30, 1996 SDG&E had short-term bank lines of $30 million and long-term bank lines of $280 million. Commitment fees are paid on the unused portion of the lines. There are no requirements for compensating balances.

Quarterly cash dividends of $0.39 per share were declared for each of the first and second quarters of 1996 and for each quarter during the year ended December 31, 1995. The dividend payout ratio for the twelve months ended June 30, 1996 and years ended December 31, 1995, 1994, 1993, 1992 and 1991 were 78 percent, 80 percent, 130 percent, 82 percent, 81 percent and 79 percent, respectively. The high payout ratio for the year ended December 31, 1994 was due to the writedowns recorded during 1994. For additional information regarding the writedowns, see the 1995 Annual Report on Form 10-K. The payment of future dividends is at the discretion of Enova's directors and is dependent upon future business conditions, earnings and other factors. Net cash flows provided by operating activities currently are sufficient to maintain the payment of dividends at the present level.

SDG&E maintains its capital structure so as to obtain long-term financing at the lowest possible rates. The following table shows the percentages of capital represented by the various components. The capital structures are net of the construction funds held by a trustee in 1992 and 1993.

                                                              June 30,
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

                                  Twelve                     Year
                               months ended                 ended
                                June 30,                 December 31,
                                  1996                       1995
                           -----------------           -------------
Pretax interest coverage         4.6 X                       4.5 X
Internal cash generation         113 %                       115 %
Construction expenditures as
   a percent of capitalization   7.6 %                       7.7 %


DERIVATIVES: Registrants' policy is to use derivative financial instruments to reduce exposure to fluctuations in interest rates and foreign currency exchange rates. These financial instruments are with major investment firms and, along with cash and cash equivalents and accounts receivable, expose Registrants to market and credit risks. These risks may at times be concentrated with certain counterparties, although counterparty non-performance is not anticipated. Registrants do not use derivatives for trading or speculative purposes.

At June 30, 1996 SDG&E had two interest-rate swap and cap agreements: an index cap agreement maturing in 1996 on $75 million of bonds, and a floating-to-fixed-rate swap maturing in 2002 associated with $45 million of variable-rate bonds. SDG&E's pension fund periodically uses foreign currency forward contracts to reduce its exposure from exchange-rate fluctuations associated with certain investments in foreign equity securities. At June 30, 1996 there were no forward contracts outstanding. Registrants contemplate use of similar instruments to reduce exposure to fluctuations in natural gas prices.

INVESTING ACTIVITIES

For the six months ended June 30, 1996 cash used in SDG&E's investing activities included utility construction expenditures and payments to its nuclear decommissioning trust. Utility construction expenditures, excluding nuclear fuel and the allowance for equity funds used during construction, were $221 million in 1995 and are estimated to be $220 million in 1996. SDG&E continuously reviews its construction, investment and financing programs and revises them in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements. Among other things, the level of SDG&E's expenditures in the next few years will depend heavily on the impact of the CPUC's industry restructuring decision and on the timing of expenditures to comply with air emission reduction and other environmental requirements. Payments to the nuclear decommissioning trust are expected to continue until SONGS is decommissioned, which is not expected to occur before 2013. Although Unit 1 was permanently shut down in 1992, it is expected to be decommissioned concurrently with Units 2 and 3.

Enova Corporation's level of non-utility expenditures in the next few years will depend primarily on the activities of its non-utility subsidiaries, some of which are discussed below.

Enova International has formed two partnerships to participate in the development of the natural-gas market in Mexico. These partnerships have announced their active pursuit of two Northern Baja California projects:
1) construction and operation of a natural gas distribution network in the capital city of Mexicali; and 2) construction of a natural-gas-fired electric generating plant at Rosarito Beach, as well as a gas pipeline to transport fuel from the US-Mexican border at San Diego to Rosarito (approx. 20 miles). The proposal for the Mexicali gas distribution system was presented in June 1996. Four proposals, including Enova International's, were submitted and the award of the contract is scheduled for August 1996.

Enova Corporation has informed the CPUC of its intent to invest in a foreign utility and the CPUC has certified to the Securities and Exchange Commission the CPUC's ability to protect SDG&E's ratepayers from foreign-investment risk. The Commission Advisory and Compliance Division is required to monitor Enova Corporation investments in foreign affiliates and to report back to the CPUC if the investments exceed ten percent of Enova Corporation's equity.

As discussed in the 1995 Annual Report to Shareholders, Enova Corporation, through its Enova Technologies subsidiary, had formed an alliance with Philips Home Services to establish an electronic consumer network based on the Philips screen phone. That relationship has since been terminated. Enova Technologies remains committed to the electronic consumer network concept and is continuing to explore various technologies for bringing interactive electronic commerce into consumers' homes.

OTHER SIGNIFICANT BALANCE SHEET CHANGES

Besides the effects of items discussed in the preceding pages, there were significant changes to Enova Corporation's and SDG&E's balance sheets at June 30, 1996, compared to December 31, 1995. The increase in investments and other property for Enova Corporation was due to Enova Financial's affordable-housing investments. The decrease in investments and other property for SDG&E was due to SDG&E's transfer of its subsidiaries to Enova Corporation in January 1996. The increases in other current assets and accumulated deferred income taxes were due to differences in the timing of income tax payments. The decreases in deferred charges and other assets and in deferred credits and other liabilities were due primarily to a decrease in the projected pension benefit obligation as a result of a lower assumed actuarial discount rate.

                     PART II - OTHER INFORMATION


ITEM 1.	LEGAL PROCEEDINGS

There have been no significant subsequent developments in the SONGS Personal Injury, and Electric and Magnetic Fields (Covalt and North City
West) proceedings. Background information concerning these and the following proceedings is contained in Enova Corporation's 1995 Annual Report on Form 10-K and in its March 31, 1996 Quarterly Report on Form 10-Q.

Canadian Natural Gas

In May 1996 the U.S. District Court granted Canadian Hunter's and Summit's motion to dismiss the case, finding that the Alberta Sales of Goods Act rendered the gas purchase agreements between SDG&E and the defendants voidable by either party. SDG&E expects this order will be certified to the Ninth Circuit Court of Appeals by the District Court Judge during the third quarter of 1996. On June 1, 1996 Canadian Hunter ceased deliveries of gas under its agreement with SDG&E. Summit had previously stopped deliveries.

SDG&E is unable to predict the ultimate outcome of these proceedings.

Public Service Company of New Mexico

There were no significant subsequent developments in the Public Service Company of New Mexico complaint filed in 1993.

On March 18, 1996 SDG&E filed a second complaint with the FERC against PNM, alleging in part that applying the same methodology as SDG&E had used in the 1993 complaint, but based on more recent cost information, results in charges under the 1985 power purchase agreement that are unjust, unreasonable and discriminatory. SDG&E requested that the FERC investigate the rates charged under the 1985 agreement and establish May 17, 1996 as the effective refund date. The relief, if granted, would reduce annual demand charges paid by SDG&E to PNM by up to $12 million per year. On April 26, 1996 PNM answered the second complaint and moved that it be dismissed for the same reasons stated in its answer to the 1993 complaint.

SDG&E is unable to predict the ultimate outcome of this litigation.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

   	Exhibit 3 - Bylaws and Articles of Incorporation

   	3.1	Restated Bylaws of Enova Corporation.

   	3.2	Restated Bylaws of San Diego Gas & Electric Company.

   	Exhibit 12 - Computation of ratios

   	12.1	Computation of Ratio of Earnings to Combined Fixed Charges
		       and Preferred Stock Dividends as required under SDG&E's
	       	August 1993 registration of 5,000,000 shares of Preference
		       Stock (Cumulative).

   	Exhibit 27 - Financial Data Schedules

   	27.1	Financial Data Schedule for the quarter ended June 30,
		       1996 for Enova Corporation.

   	27.2	Financial Data Schedule for the quarter ended June 30,
		       1996 for SDG&E.

(b)	Reports on Form 8-K

   	None

                                SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

                             						ENOVA CORPORATION

                             						SAN DIEGO GAS & ELECTRIC COMPANY
									                                              (Registrants)



Date: July 25, 1996             	By:       /s/ F. H. Ault
                                       ------------------------------
                                							      (Signature)

                          						             F. H. AULT
                                       Vice President and Controller