Form 10-Q
period 1997-06-30
ENOVA CORP
filed 1997-07-29
CIK 940170

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)

[..X..]  Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                                               June 30, 1997
For the quarterly period ended.......................................
                                 Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock outstanding June 30, 1997:

Enova Corporation                                        113,616,714
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

		Statements of Income. . . . . . . . . . . . . . . . 3
		Balance Sheets. . . . . . . . . . . . . . . . . . . 5
		Statements of Cash Flows. . . . . . . . . . . . . . 6
		Notes to Financial Statements . . . . . . . . . . . 7

Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations . . .11


PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings . . . . . . . . . . . . . .18

Item 6.	Exhibits and Reports on Form 8-K. . . . . . .18

Signature . . . . . . . . . . . . . . . . . . . . . .19




STATEMENTS OF INCOME (unaudited)
In thousands except per share amounts
                                          Enova Corporation
                                          and Subsidiaries             SDG&E
                                       ----------------------   ------------------
For the three months ended June 30,          1997       1996      1997       1996
                                       --------------------------------------------
Operating Revenues
  Electric                                 $417,040   $376,971  $417,040   $376,971
  Gas                                        74,852     81,250    74,852     81,250
  Other                                       9,589     12,746      --         --
                                       --------------------------------------------
      Total operating revenues              501,481    470,967   491,892    458,221
                                       --------------------------------------------
Operating Expenses
  Electric fuel                              38,741     25,580    38,741     25,580
  Purchased power                            89,018     76,525    89,018     76,525
  Gas purchased for resale                   22,752     33,689    22,752     33,388
  Maintenance                                21,389     16,839    21,389     16,839
  Depreciation and decommissioning           86,174     92,741    80,506     87,990
  Property and other taxes                   11,046     11,377    11,046     11,377
  General and administrative                 51,245     52,294    50,181     49,190
  Other                                      53,359     50,423    40,896     38,601
  Income taxes                               42,517     36,974    59,141     48,889
                                       --------------------------------------------
      Total operating expenses              416,241    396,442   413,670    388,379
                                       --------------------------------------------
Operating Income                             85,240     74,525    78,222     69,842
                                       --------------------------------------------
Other Income and (Deductions)
  Allowance for equity funds used
    during construction                       1,446      1,467     1,446      1,467
  Taxes on nonoperating income                  631      1,540       856        740
  Other - net                                (2,201)    (2,996)   (2,746)    (3,091)
                                       --------------------------------------------
      Net other income and
          (deductions)                         (124)        11      (444)      (884)
                                       --------------------------------------------
Income Before Interest Charges               85,116     74,536    77,778     68,958
                                       --------------------------------------------
Interest Charges
  Long-term debt                             22,130     21,871    18,008     19,116
  Short-term debt and other                   5,628      4,897     5,532      4,897
  Allowance for borrowed funds
    used during construction                   (665)    (1,227)     (665)    (1,227)
  Preferred dividend requirements of
    SDG&E                                     1,645      1,645      --         --
                                       --------------------------------------------
      Net interest charges                   28,738     27,186    22,875     22,786
                                       --------------------------------------------
Net Income                                   56,378     47,350    54,903     46,172
Preferred Dividend Requirements                --         --       1,645      1,645
                                       --------------------------------------------
Earnings Applicable to Common Shares        $56,378    $47,350   $53,258    $44,527
                                       ============================================
Average Common Shares Outstanding           113,616    116,565
                                       =======================
Earnings Per Common Share                     $0.50      $0.41
                                       =======================
Dividends Declared Per Common Share           $0.39      $0.39
                                       =======================

See notes to financial statements.





STATEMENTS OF INCOME (unaudited)
In thousands except per share amounts
                                          Enova Corporation
                                          and Subsidiaries             SDG&E
                                       ----------------------   ------------------
For the six months ended June 30,          1997       1996      1997       1996
                                       --------------------------------------------
Operating Revenues
  Electric                                 $790,710   $744,264  $790,710   $744,264
  Gas                                       195,818    165,899   195,818    165,899
  Other                                      22,883     26,701      --         --
                                       --------------------------------------------
      Total operating revenues            1,009,411    936,864   986,528    910,163
                                       --------------------------------------------
Operating Expenses
  Electric fuel                              78,422     49,404    78,422     49,404
  Purchased power                           176,768    148,148   176,679    148,148
  Gas purchased for resale                   90,633     69,187    90,513     68,886
  Maintenance                                43,355     31,653    43,355     31,653
  Depreciation and decommissioning          171,881    163,929   161,128    154,804
  Property and other taxes                   22,758     23,211    22,672     23,211
  General and administrative                 95,846     97,932    89,251     94,360
  Other                                     108,223    103,401    83,461     80,433
  Income taxes                               66,890     82,482    99,895    105,252
                                       --------------------------------------------
      Total operating expenses              854,776    769,347   845,376    756,151
                                       --------------------------------------------
Operating Income                            154,635    167,517   141,152    154,012
                                       --------------------------------------------
Other Income and (Deductions)
  Allowance for equity funds used
    during construction                       2,869      2,716     2,869      2,716
  Taxes on nonoperating income                5,699      1,085     1,288        285
  Other - net                                (2,606)    (2,622)   (4,437)    (2,489)
                                       --------------------------------------------
      Net other income and
          (deductions)                        5,962      1,179      (280)       512
                                       --------------------------------------------
Income Before Interest Charges              160,597    168,696   140,872    154,524
                                       --------------------------------------------
Interest Charges
  Long-term debt                             43,859     44,433    35,933     38,210
  Short-term debt and other                   9,500      9,364     9,404      9,364
  Allowance for borrowed funds
    used during construction                 (1,297)    (1,794)   (1,297)    (1,794)
  Preferred dividend requirements of
    SDG&E                                     3,291      3,291      --         --
                                       --------------------------------------------
      Net interest charges                   55,353     55,294    44,040     45,780
                                       --------------------------------------------
Net Income                                  105,244    113,402    96,832    108,744
Preferred Dividend Requirements                --         --       3,291      3,291
                                       --------------------------------------------
Earnings Applicable to Common Shares       $105,244   $113,402   $93,541   $105,453
                                       ============================================
Average Common Shares Outstanding           115,026    116,568
                                       =======================
Earnings Per Common Share                     $0.91      $0.97
                                       =======================
Dividends Declared Per Common Share           $0.78      $0.78
                                       =======================

See notes to financial statements.





BALANCE SHEETS
In thousands of dollars
                                            Enova Corporation
                                            and Subsidiaries               SDG&E
                                     -------------------------- --------------------------
Balance at                              June 30,   December 31,    June 30,   December 31,
                                           1997         1996         1997         1996
                                       (unaudited)               (unaudited)
                                     ------------- ------------ ------------- ------------
ASSETS
Utility plant - at original cost        $5,770,023   $5,704,464   $5,770,023   $5,704,464
Accumulated depreciation
  and decommissioning                   (2,782,591)  (2,630,093)  (2,782,591)  (2,630,093)
                                       -----------  -----------  -----------  -----------
         Utility plant-net               2,987,432    3,074,371    2,987,432    3,074,371
                                       -----------  -----------  -----------  -----------
Investments and other property             780,016      650,188      366,799      337,520
                                       -----------  -----------  -----------  -----------
Current assets
Cash and temporary investments             112,847      173,079       49,312       81,409
Accounts receivable                        227,225      186,529      225,429      187,986
Notes receivable                            28,961       33,564         --           --
Inventories                                 58,670       63,437       57,523       63,078
Other                                       24,658       47,094       24,451       33,227
                                       -----------  -----------  -----------  -----------
         Total current assets              452,361      503,703      356,715      365,700
                                       -----------  -----------  -----------  -----------
Deferred taxes recoverable in rates        182,009      189,193      182,009      189,193
                                       -----------  -----------  -----------  -----------
Deferred charges and other assets          203,165      231,782      191,291      193,732
                                       -----------  -----------  -----------  -----------
         Total                          $4,604,983   $4,649,237   $4,084,246   $4,160,516
                                       ===========  ===========  ===========  ===========
CAPITALIZATION AND LIABILITIES
Capitalization
Common equity                           $1,518,864   $1,569,670   $1,337,887   $1,404,136
Preferred stock of SDG&E
  Not subject to mandatory redemption       78,475       78,475       78,475       78,475
  Subject to mandatory redemption           25,000       25,000       25,000       25,000
Long-term debt                           1,510,538    1,479,338    1,272,226    1,284,816
                                       -----------  -----------  -----------  -----------
         Total capitalization            3,132,877    3,152,483    2,713,588    2,792,427
                                       -----------  -----------  -----------  -----------
Current liabilities
Short-term borrowings                        1,000         --          1,000         --
Current portion of long-term debt           54,858       69,902        6,722       33,639
Accounts payable                           120,183      175,815      119,507      174,884
Due to affiliates                             --           --         16,074        7,214
Dividends payable                           45,956       47,213       45,956       47,131
Interest and taxes accrued                  25,606       21,259       46,338       12,824
Regulatory balancing accounts
  overcollected-net                         68,532       35,338       68,532       35,338
Other                                      167,669      158,317      111,148      110,743
                                       -----------  -----------  -----------  -----------
         Total current liabilities         483,804      507,844      415,277      421,773
                                       -----------  -----------  -----------  -----------
Customer advances for construction          33,530       34,666       33,530       34,666
Accumulated deferred income taxes-net      503,984      497,400      485,686      487,119
Accumulated deferred investment
  tax credits                               63,143       64,410       63,143       64,410
Deferred credits and other liabilities     387,645      392,434      373,022      360,121
                                       -----------  -----------  -----------  -----------
         Total                          $4,604,983   $4,649,237   $4,084,246   $4,160,516
                                       ===========  =========== ============ ============

See notes to financial statements.




STATEMENTS OF CASH FLOWS (unaudited)
In thousands of dollars
                                                        Enova Corporation
                                                         and Subsidiaries              SDG&E
                                                      ----------------------  ----------------------
For the six months ended June 30,                       1997       1996          1997        1996
                                                      ----------  ----------  ----------  ----------
Cash Flows from Operating Activities
   Net income                                          $105,244    $113,402    $ 96,832    $108,744
Adjustments to reconcile income from continuing
   operations to net cash provided by operating activities
     Depreciation and decommissioning                   171,881     163,929     161,128     154,804
     Amortization of deferred charges and other assets    3,231       2,873       3,231       2,873
     Amortization of deferred credits
       and other liabilities                            (19,673)    (17,537)     (2,129)       (585)
     Allowance for equity funds used during construction (2,869)     (2,716)     (2,869)     (2,716)
     Deferred income taxes and investment tax credits     2,458     (23,146)        115     (23,573)
     Other-net                                           17,680      20,508      (3,971)       (697)
Changes in working capital components
     Accounts and notes receivable                      (36,093)     (3,358)    (37,443)     (2,230)
     Inventories                                          4,767      (2,385)      5,555      (2,077)
     Other current assets                                13,003        (108)      1,140          23
     Accounts payable and other current liabilities     (43,869)     (9,662)    (47,551)    (10,708)
     Interest and taxes accrued                          37,542      36,783      59,238      51,152
     Regulatory balancing accounts                       33,194      (8,118)     33,194      (8,118)
Cash used by discontinued operations                       --          --          --       (11,544)
                                                      ----------  ----------  ----------  ----------
       Net cash provided by operating activities        286,496     270,465     266,470     255,348
                                                      ----------  ----------  ----------  ----------
Cash Flows from Financing Activities
     Regular dividends paid                             (91,047)    (90,927)    (94,256)    (94,488)
     Special dividend paid	                                --          --       (66,150)       --
     Short-term borrowings-net                            1,000        --         1,000        --
     Issuances of long-term debt                           --         2,300        --          --
     Repayment of long-term debt                        (70,189)    (23,588)    (37,500)       (293)
     Repurchase of common stock                         (66,314)       (480)       --          --
     Redemption of preferred stock                         --       (15,155)       --       (15,155)
                                                      ----------  ----------  ----------  ----------
       Net cash used by financing activities           (226,550)   (127,850)   (196,906)   (109,936)
                                                      ----------  ----------  ----------  ----------
Cash Flows from Investing Activities
     Utility construction expenditures                  (84,979)    (85,743)    (84,979)    (85,743)
     Contributions to decommissioning funds             (11,016)    (11,016)    (11,016)    (11,016)
     Other-net                                          (24,183)    (10,879)     (5,666)    (10,705)
                                                      ----------  ----------  ----------  ----------
       Net cash used by investing activities           (120,178)   (107,638)   (101,661)   (107,464)
                                                      ----------  ----------  ----------  ----------
Net increase (decrease)                                 (60,232)     34,977     (32,097)     37,948
Cash and temporary investments, beginning of period     173,079      96,429      81,409      20,755
                                                      ----------  ----------  ----------  ----------
Cash and temporary investments, end of period          $112,847    $131,406    $ 49,312    $ 58,703
                                                      ==========  ==========  ==========  ==========
Supplemental disclosure of Cash Flow Information
     Income tax payments (net of refunds)              $ 15,436    $ 69,386    $ 40,650    $ 80,334
                                                      ==========  ==========  ==========  ==========
     Interest payments, net of amounts capitalized     $ 58,708    $ 51,452    $ 44,614    $ 42,340
                                                      ==========  ==========  ==========  ==========
Supplemental Schedule of Noncash Activities:
   Investing and Financing
     Real estate investments                           $ 88,632    $ 47,367        --          --
     Cash paid                                             (279)       --          --          --
                                                      ----------  ----------  ----------  ----------
     Liabilities assumed                               $ 88,353    $ 47,367        --          --
                                                      ==========  ==========  ==========  ==========

   Net assets of affiliates transferred to parent          --          --          --      $150,069
                                                      ==========  ==========  ==========  ==========

See notes to financial statements.


              NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.	GENERAL

This Quarterly Report on Form 10-Q is a combined filing of Enova Corporation and SDG&E. The financial statements presented herein represent the consolidated statements of Enova Corporation and its subsidiaries (including SDG&E), as well as the stand-alone statements of SDG&E. Unless otherwise indicated, the "Notes to financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein pertain both to SDG&E and to Enova Corporation as a consolidated entity.

The Registrants believe all adjustments necessary to present a fair statement of the consolidated financial position and results of operations for the periods covered by this report, consisting of recurring accruals, have been made.

The Registrants' significant accounting policies, as well as those of their subsidiaries, are described in the notes to consolidated financial statements in Enova Corporation's 1996 Annual Report to Shareholders. The same accounting policies are followed for interim reporting purposes.

This quarterly report should be read in conjunction with the Registrants' 1996 Annual Report on Form 10-K which included the financial statements and notes thereto, and its Quarterly Report on Form 10-Q for the three months ended March 31, 1997. The "Management's Discussion & Analysis of Financial Condition and Results of Operations" included in the Registrants' 1996 Annual Report to Shareholders was incorporated by reference into the Registrants' 1996 Annual Report on Form 10-K and filed as an exhibit thereto.

2.	BUSINESS COMBINATION

In March 1997 the shareholders of both Enova Corporation and Pacific Enterprises (PE) approved the proposed combination of Enova and PE. Consummation of the combination is conditional upon the approvals of the California Public Utilities Commission and various other regulatory bodies.

In June 1997 the CPUC revised its procedural schedule for the proposed business combination after delaying until July 1997 its final decision on the Performance-Based Ratemaking (PBR) proceeding for Southern California Gas Company (SoCalGas), PE's principal subsidiary. Under the new timeline, a CPUC Administrative Law Judge will issue a proposed decision on the combination in late January 1998, with a CPUC decision scheduled for March 1998.

On July 16, 1997 the CPUC issued its decision on SoCalGas's PBR proceeding. The decision adopts a rate-setting mechanism for SoCalGas that provides incentives for cost control and efficiency improvement, including comparisons of productivity and other factors against benchmarks based on industry performance. SoCalGas had been operating under traditional "cost of service" regulation. The decision provides for, among other things, a net rate reduction of $160 million. Enova is analyzing the decision to determine the effect on Pacific Enterprises and on the new company formed by the proposed business combination.

Enova and PE submitted a joint Proponents' Environmental Assessment to the CPUC, stating that the plan of merger will not result in any activities or operational changes that may cause a significant adverse effect on the environment. In April 1997 the CPUC issued a draft Negative Declaration concluding that the plan of merger will not result in significant adverse effects on the environment and, therefore, no Environmental Impact Report or mitigation is necessary. Under the current schedule, the period during which the public may comment on the draft Negative Declaration ended in May 1997 and the final version of the proposed Negative Declaration is expected to be published in the third quarter of 1997. The Negative Declaration will become final when certified by the Commission.

On June 25, 1997 the Federal Energy Regulatory Commission approved the proposed business combination subject to conditions that the combined company will not unfairly use its market power with the potential control over natural-gas transportation to gas-fired electric-generation plants. In its decision, the FERC acknowledged that this issue is clearly within the jurisdiction of the CPUC and the conditions will be considered during the CPUC review process. Various parties have since filed a joint petition with the FERC asking it for a rehearing.

Effective April 1997 substantially all of the activities and certain assets of Enova subsidiaries, Enova Energy and Enova Technologies, were transferred to Energy Pacific, the joint venture between certain unregulated subsidiaries of Enova and PE to provide integrated energy and energy-related products and services.

3.	MATERIAL CONTINGENCIES

INDUSTRY RESTRUCTURING -- CALIFORNIA PUBLIC UTILITIES COMMISSION

In May 1997 the CPUC issued a decision stating that direct access will be available to all electric customers on January 1, 1998 instead of phased in over five years as originally envisioned. The CPUC concluded that there are no technical or operational barriers to justify limited direct access availability once electric restructuring commences. The decision gives power companies permission to begin direct marketing on July 1, 1997 and sets November 1, 1997 as the date customers can begin choosing electricity providers.

As discussed in Note 10 in the notes to consolidated financial statements of the 1996 Annual Report to Shareholders, electric utilities will be allowed a reasonable opportunity to recover their stranded costs through December 31, 2001. SDG&E's competition transition charge (CTC) application filed in October 1996 estimates transition costs totaling $2 billion (net present value in 1998 dollars). These identified transition costs have been audited by independent auditors selected by the CPUC. The auditors found SDG&E's recorded and forecasted cost estimates reasonable and have identified $73 million as requiring further action before being deemed a recoverable CTC. In June 1997 the CPUC issued a decision that provides for the recovery of uneconomic generation-related costs and associated regulatory assets. The decision establishes a CTC rate component that will be determined on a residual basis. The CTC revenues will be first applied to "current costs," which includes, among other things, purchased-power expenses, and will next be applied to the transition assets that are being depreciated and/or amortized over a 48-month period. Should there be any CTC revenues remaining, the revenues may be used to accelerate the recovery of transition assets with a high rate of return. The decision does not include generation plant additions made after December 20, 1995. Instead, each utility must file a separate application seeking a reasonableness review thereof. SDG&E expects to file such an application during the third quarter of 1997 to address 1996 capital additions, and another in early 1998 to address 1997 additions.

In May 1997 SDG&E and the other California investor-owned electric utilities (IOUs) filed applications with the CPUC for authority to issue rate-reduction bonds. California's restructuring law (AB 1890) requires a 10-percent reduction of residential and small commercial customers' rates beginning in January 1998. AB 1890 provides for the issuance of rate-reduction bonds by an agency of the State of California to enable the IOUs to achieve this rate reduction. SDG&E's application requests authority to issue up to $800 million in bonds. SDG&E estimates that it will need $710 million of bond proceeds to enable it to effect a sufficient decrease in rate base to finance the desired rate reduction. These bonds will be repaid over 10 years by SDG&E's residential and small commercial customers via a charge on their electric bills. A final CPUC decision is expected in September 1997. The IOUs are awaiting a ruling from the Internal Revenue Service on the tax consequences of the bond issuance. If an adverse ruling is made by the IRS, the issuance of the rate-reduction bonds could be at risk. SDG&E maintains that it would not be required to provide for the 10-percent rate reduction in the event that the bonds are not issued. The Securities and Exchange Commission has ruled that these bonds should be reflected on the utilities' balance sheets as debt, even though the bonds would not be secured by utility assets, but rather by the revenue streams collected from the charge to residential and small commercial customers.

In addition, the California legislation includes a rate freeze for all customers. Until the earlier of March 31, 2002, or when transition cost recovery is complete, SDG&E's system average rate will be frozen at June 10, 1996 levels (9.64 cents per kwh), except for the impact of fuel cost changes and the 10-percent rate reduction. In any event, rates cannot be increased above 9.985 cents per kwh. The rate cap will be reduced in conjunction with the 10-percent rate reduction for residential and small commercial customers. During the first quarter of 1997, soaring natural-gas prices resulted in electric rate increases that raised SDG&E's system average rate from 9.64 cents per kwh to 9.985 cents per kwh. Natural-gas prices have since decreased, but the mechanism, which is based on a 12-month rolling average, continues to push SDG&E's system average rate against the 9.985 cents-per-kwh rate cap.

SDG&E currently accounts for the economic effects of regulation in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," as described in the notes to consolidated financial statements in the 1996 Annual Report to Shareholders. The SEC has indicated a concern that the California investor-owned utilities may not meet the criteria of SFAS No. 71 with respect to their electric generation net regulatory assets. The Emerging Issues Task Force of the Financial Accounting Standards Board has concluded that the discontinuance of SFAS No. 71 applied to the utilties' generation business would not result in a write-off of their net regulatory assets, since the CPUC has approved the recovery of these assets by the distribution portion of their business.

INDUSTRY RESTRUCTURING -- FEDERAL ENERGY REGULATORY COMMISSION

In March 1997 the utilities jointly filed plans with the FERC, detailing the structure of California's independent system operator (ISO) that will manage the state's transmission grid and outlining the development of a power exchange to act as a spot market for trading electricity. In November 1996 the FERC conditionally approved joint recommendations from the utilities on the creation of an ISO and power exchange, but required further information from the utilities as to how they would be structured and operate.

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

Insurance coverage is provided for up to $2.75 billion of property damage and decontamination liability. Coverage is also provided for the cost of replacement power, which includes indemnity payments for up to three years, after a waiting period of 21 weeks. Coverage is provided through mutual insurance companies owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available from these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $5.1 million.

CANADIAN GAS

SDG&E has long-term pipeline capacity commitments related to its contracts for Canadian natural-gas supplies. These contracts are currently in litigation, as described in "Legal Proceedings" in the 1996 Annual Report on Form 10-K beginning on page 19. If the supply of Canadian natural-gas to SDG&E is not resumed to a level approximating the related committed long-term pipeline capacity, SDG&E intends to continue using the capacity in other ways.

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

Although the Registrants believe that their expectations are based on reasonable assumptions, they can give no assurance that those expectations will be realized. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include political developments affecting state and federal regulatory agencies, the pace and substance of electric industry deregulation in California and in the United States, the existence of or ability to create a market for rate-reduction bonds, the ability to effect a coordinated and orderly implementation of both state legislation and the CPUC's restructuring regulations, the consummation and timing of the proposed business combination of Enova Corporation and Pacific Enterprises, the level of sales of electricity, international political developments, and the timing and extent of changes in interest rates and prices for natural gas and electricity.

RESULTS OF OPERATIONS:

EARNINGS

Earnings per common share for the quarter ended June 30, 1997 were $0.50 compared to $0.41 for the corresponding period in 1996. Earnings per common share for the six months ended June 30, 1997 were $0.91 compared to $0.97 for 1996. The 1997 changes in earnings for the quarter and the six months are primarily due to previously announced changes related to the elimination of electric balancing accounts. Although no significant effect is expected for any full year, quarterly earnings will fluctuate significantly, depending on monthly or seasonal changes in electric sales and fuel prices. In general, earnings are expected to be higher in high sales-volume months and lower in others.

OPERATING REVENUES

For the quarter ended June 30, 1997 electric revenues increased from the corresponding period in 1996 primarily due to increased sales volume due to weather. Electric revenues increased for the six months ended June 30, 1997 due to the increased sales volume and the accelerated recovery of San Onofre Nuclear Generating Station Units 2 and 3 which commenced in April 1996. Additional information concerning the recovery of SONGS Units 2 and 3 is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report to Shareholders on page 27. Gas revenues increased for the six months primarily due to the increases in both natural-gas prices and sales volume in the first quarter of 1997.

OPERATING EXPENSES

For the quarter and the six months ended June 30, 1997 electric fuel expense increased from the corresponding period in 1996 primarily due to increased natural-gas-fired generation and increases in natural-gas prices, offset by a decrease in nuclear generation as a result of SONGS Units 2 and 3 refuelings. This decrease in nuclear generation availability also resulted in an increase in purchased-power expense for both periods. Gas purchased for resale increased for the six months due to the increases in both natural-gas prices and sales volume in the first quarter of 1997.

In addition, for the quarter and the six months ended June 30, 1997 maintenance expense increased due to the additional costs incurred during SONGS Units 2 and 3 refuelings (see additional discussion under "San Onofre Nuclear Generating Station Units 2 & 3," below). Depreciation and decommissioning expense increased for the six months due to the accelerated recovery of SONGS Units 2 and 3. Income-tax expense decreased for the six months due to the decrease in operating income and the increase in income-tax benefits related to Enova Financial's increased investments in affordable-housing projects.

OTHER

Other income increased for the six months ended June 30, 1997 due to the first quarter 1997 tax benefits on nonoperating income relating to the 1995 sale of Wahlco Environmental Systems, Inc. Additional information concerning the sale of Wahlco is provided in Note 3 in the notes to consolidated financial statements of the 1996 Annual Report to Shareholders.

REGULATORY MATTERS:

CALIFORNIA PUBLIC UTILITIES COMMISSION'S INDUSTRY RESTRUCTURING

In December 1995 the CPUC issued its policy decision on the restructuring of California's electric utility industry to stimulate competition and reduce rates. In addition, in September 1996 California Governor Wilson signed into law a bill restructuring the industry. See additional discussion of industry restructuring in Note 3 of the notes to financial statements.

CONSUMER EDUCATION

The CPUC has approved a plan for the Consumer Education Program (CEP) jointly submitted by California's investor-owned utilities (IOUs). The plan establishes a 19-member Electric Restructuring Education Group
(EREG) that includes one member from each of the IOUs. The EREG will design and implement the CEP. The CPUC has approved an initial CEP funding of $20 million to be provided by the IOUs in proportion to their 1995 kwh sales. The final number, expected to be decided by the CPUC in August 1997, could be as high as $87 million. These funds will be recoverable through rates. The details of how these costs will be recovered under the rate cap are still being finalized. The CEP's objective will be to provide electric customers information to help them compare and choose among electric products and services when competition begins on January 1, 1998. The CEP's work is anticipated to begin by September 1, 1997 and end by May 31, 1998. In addition, in May 1997 SDG&E filed a request with the CPUC for funding of a $1.4 million SDG&E-specific CEP to be an enhancement to the statewide program. In its request, SDG&E asked that the supplemental program's costs be eligible for recovery.

PUBLIC POLICY PROGRAMS

The CPUC has established a new administrative structure and initial funding levels to manage demand-side management, renewable-energy, low-income assistance, and research and development (R&D) programs beginning in January 1998. The CPUC has formed independent boards to oversee a competitive bidding process to administer demand-side management and low-income assistance programs. Until the transition to a fully competitive energy-services market is complete, customers will be required to provide the funding. SDG&E will be funded $32 million annually for demand-side management programs from January 1998 to December 2001. SDG&E will contribute $12 million in renewables funding. Low-income assistance funding will remain at 1996 authorized levels. The California Energy Commission will be allocated most of the $63 million authorized to administer the R&D programs, of which SDG&E will contribute $4 million. SDG&E's contributions to the renewables and R&D programs will be eligible for rate recovery.

In May 1997 SDG&E filed a application for 1996 shareholder rewards totaling $41 million ($39 million in 1995) for its DSM programs. The rewards will be collected and recorded in earnings over ten years and are subject to CPUC approval. The revenue requirement increase is effective on January 1, 1998, but due to the rate cap, there will be no rate increase. If, during the industry-restructuring transition period, SDG&E is able to recover its transition costs and has revenue available under the rate cap, SDG&E will be able to recover these DSM earnings. A final CPUC decision is expected in the first quarter of 1998. SDG&E cannot predict the impact on future earnings of DSM programs when the transition to a competitive market is complete.

NATURAL-GAS RATES

In late 1996 natural-gas prices significantly increased primarily due to weather-related factors and low storage levels. As the price of natural gas increased beyond what SDG&E was authorized to charge for it, a $26 million shortfall resulted. In July 1997 SDG&E received CPUC approval to raise gas rates by 6 cents per therm for 12 months beginning in August 1997. The decision lifted a two-year cap on natural-gas rates that limited the amount that could be charged to 25 cents per therm.

PERFORMANCE-BASED RATEMAKING

Base-Rates PBR: In May 1997 SDG&E filed an application with the CPUC that reflects a $1.9 million penalty for 1996. While SDG&E obtained the maximum rewards for employee safety and customer satisfaction, it did not meet its performance targets for system reliability and customer rates. Although SDG&E's electric rates declined in 1996, the average national rate declined proportionately more. A final CPUC decision is expected in the third quarter of 1997. The five-year PBR mechanism, which began in 1994, is currently under its mid-course review by the CPUC. A final decision is expected in the fourth quarter of 1997.

SAN ONOFRE NUCLEAR GENERATION STATION UNITS 2 & 3

In May 1997 the SONGS owners agreed to provide 150 acres of wetlands restoration, 150 acres of kelp reef and other mitigation that was ordered by the California Coastal Commission in April 1997. SDG&E's share of the cost is estimated to be $23 million. The SONGS owners have decided to pay for the actual costs of the mitigation work themselves rather than depositing the estimated costs in a trust.

Unit 3 was shut down in April 1997 for its scheduled refueling. While conducting routine inspections, it was noted that, in several areas, the thickness of the heat transfer tubes' structural supports was significantly reduced, apparently due to erosion. In June 1997 the Nuclear Regulatory Commission approved the removing of the affected tubes from service as a corrective action and the unit's return to service. The NRC will make a further review in the next few months to determine the need for a mid-cycle outage, but the SONGS owners plan to schedule one in the second quarter of 1998 even without a NRC mandate. Unit 2, which recently went through inspection of its steam generators, showed no signs of this type of erosion.

The Unit 3 refueling outage was extended by four weeks to repair a control rod that became separated from its extension shaft and a failed charging-system check valve. The unit returned to service on July 21, 1997. When an identical check valve was tested in Unit 2, the same problem was discovered, causing the unit to be shut down on June 29, 1997. The unit was restarted on July 16, 1997.

ELECTRIC AND MAGNETIC FIELDS (EMF)

The National Academy of Sciences (NAS) recently published its evaluation of potential EMF health risks. After examining more than 500 studies spanning 17 years of research, the NAS found that "the current body of evidence does not show that exposure to EMFs presents a human-health hazard." A recently completed study (the nation's largest, most extensive EMF research conducted to date) by the National Cancer Institute concluded that there is no evidence that children who live near high-current power lines have any higher incidence of leukemia than children who do not live near these lines.

LIQUIDITY AND CAPITAL RESOURCES:

Utility operations continue to be a major source of liquidity. In addition, financing needs are met primarily through the issuance of short-term and long-term debt, and common and preferred stock. These capital resources are expected to remain available. SDG&E's cash requirements include plant construction and other capital expenditures. Nonutility cash requirements include capital expenditures associated with subsidiary activities related to the plan to distribute natural gas in Mexico; new products; affordable-housing, leasing and other investments; and repayments and retirements of long-term debt. In addition to changes described elsewhere, major changes in cash flows are described below.

OPERATING ACTIVITIES

Besides the effects of other items discussed in this report, there were other significant changes in cash flows from operations for the six months ended June 30, 1997 compared to the corresponding 1996 period. Cash flows from accounts and notes receivable decreased due to an increase in accounts receivable at June 30, 1997 resulting from an increase in SDG&E's sales in June of 1997. Regulatory balancing accounts increased due to overcollections in the gas fixed cost account as a result of higher than authorized sales volumes. Accounts payable and other current liabilities decreased due to an increase in payments for purchased gas.

FINANCING ACTIVITIES

Enova Corporation anticipates that it will require only minimal amounts of short-term debt in 1997, primarily for utility operations. Enova does not expect to issue stock or long-term debt in 1997, other than for SDG&E-related refinancings. In conjunction with electric industry restructuring, rate-reduction bonds are expected to be issued by an agency of the State of California. Additional information concerning these bonds is provided in Note 3 of the notes to financial statements, above.

Enova Financial repaid $30 million and issued $88 million of long-term debt during the first six months of 1997 in the ordinary course of business. During that same period SDG&E repaid $38 million of long-term debt.

SDG&E had short-term bank lines of $50 million and long-term bank lines of $330 million with $1 million of short-term loans outstanding at June 30, 1997. Commitment fees are paid on the unused portion of the lines. There are no requirements for compensating balances.

In March 1997 Enova Corporation repurchased three million shares of its outstanding common stock.

Quarterly cash dividends of $0.39 per share were declared for the first and second quarters of 1997 and for each quarter during the year ended December 31, 1996. The dividend payout ratio for the twelve months ended June 30, 1997 and years ended December 31, 1996, 1995, 1994, 1993 and
1992 were 81 percent, 79 percent, 80 percent, 130 percent, 82 percent and 81 percent, respectively. The increase in the payout ratio for the year ended December 31, 1994 was due to the writedowns recorded during 1994. For additional information regarding the writedowns, see Enova Corporation's 1996 Annual Report on Form 10-K. The payment of future dividends is within the discretion of the directors and is dependent upon future business conditions, earnings and other factors. Enova's directors have set a goal to reach a dividend payout of 60 percent to 70 percent of earnings through earnings growth and new investment. Net cash flows provided by operating activities currently are sufficient to maintain the payment of dividends at the anticipated level.

SDG&E maintains its capital structure so as to obtain long-term financing at the lowest possible rates. The following table shows the percentages of capital represented by the various components. The capital structures are net of the construction funds held by a trustee in 1992 and 1993.

                                                                 June 30,
                                1992   1993   1994   1995   1996   1997
              -----------------------------------------------------------
              Common equity      47%    47%    48%    49%    50%    49%
              Preferred stock     5      4      4      4      4      4
              Debt and leases    48     49     48     47     46     47
              -----------------------------------------------------------
              Total             100%   100%   100%   100%   100%   100%
              -----------------------------------------------------------

The following table lists key financial ratios for SDG&E.

                                      Twelve                     Year
                                   months ended                  ended
                                     June 30,                 December 31,
                                       1997                       1996
                                -----------------           -------------
Pretax interest coverage              5.1 X                       5.2 X
Internal cash generation              151 %                       127 %
Construction expenditures as
   a percent of capitalization        7.7 %                       7.4 %

DERIVATIVES: Registrants use derivative financial instruments to reduce exposure to fluctuations in interest rates, foreign currency exchange rates and natural-gas prices. These financial instruments are with major investment firms and expose Registrants to market and credit risks. These risks may at times be concentrated with certain counterparties, although counterparty non-performance is not anticipated. Registrants do not use derivatives for trading or speculative purposes.

At June 30, 1997 SDG&E had one interest-rate swap agreement: a floating-to-fixed-rate swap maturing in 2002 associated with $45 million of variable-rate bonds. SDG&E's pension fund periodically uses foreign currency forward contracts to reduce its exposure from exchange-rate fluctuations associated with certain investments in foreign equity securities. These contracts generally have maturities ranging from three to six months. Such contracts may expose the pension fund to credit loss if the counterparties fail to perform.

At June 30, 1997 Enova had various open natural-gas futures positions used to hedge against the volatility of natural-gas prices. The total amount of these open positions was immaterial.

There were no other derivative financial instruments outstanding at June
30, 1997.

INVESTING ACTIVITIES

Cash used in investing activities for the six months ended June 30, 1997 included utility construction expenditures and payments to the SONGS decommissioning trust. Utility construction expenditures, excluding nuclear fuel and the allowance for equity funds used during construction, were $209 million in 1996 and are estimated to be $230 million in 1997. Enova continuously reviews its construction, investment and financing programs and revises them in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements. Among other things, SDG&E's level of expenditures in the next few years will depend heavily on the impacts of industry restructuring, and on the timing of expenditures to comply with air emission reduction and other environmental requirements. Payments to the nuclear decommissioning trust are expected to continue until SONGS is decommissioned, which is not expected to occur before 2013. Although Unit 1 was permanently shut down in 1992, it is expected to be decommissioned concurrently with Units 2 and 3.

In April 1997 Enova invested $21 million in Energy Pacific, the joint venture with Pacific Enterprises discussed in Note 2.

Enova's level of non-utility expenditures in the next few years will depend primarily on the activities of its other subsidiaries, including Enova International's plan to develop natural-gas distribution systems in Mexico. In March 1997 the Mexican Energy Regulatory Commission awarded Enova International and its partners, Pacific Enterprises International and Proxima S.A. de C.V., its second natural-gas privatization license in Mexico, allowing the partnership to build and operate a natural-gas distribution system in Chihuahua, Mexico. The partnership plans to invest approximately $50 million in the project and serve at least 50,000 customers in the first five years of operation.

OTHER SIGNIFICANT BALANCE SHEET CHANGES

Besides the effects of items discussed in the preceding pages, the only other significant change to the Registrants' balance sheets at June 30, 1997, compared to December 31, 1996 was a decrease in other current assets resulting from a shift in Enova's net deferred tax position from current assets to current liabilities.







                     PART II - OTHER INFORMATION


ITEM 1.	LEGAL PROCEEDINGS

There have been no significant subsequent developments in litigation proceedings that were outstanding at December 31, 1996 and there have been no significant new litigation proceedings since that date.



ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	Exhibit 12 - Computation of ratios

	12.1	Computation of Ratio of Earnings to Combined Fixed Charges
		and Preferred Stock Dividends as required under SDG&E's August 1993 registration of 5,000,000 shares of Preference Stock (Cumulative).

	Exhibit 27 - Financial Data Schedules

	27.1	Financial Data Schedule for the six months ended June 30,
		1997 for Enova Corporation.

	27.2	Financial Data Schedule for the six months ended June 30,
		1997 for SDG&E.

(b)	Reports on Form 8-K

	A Current Report on Form 8-K was filed on July 17, 1997 announcing the California Public Utilities Commission's decision on Southern California Gas Company's Performance-Based Ratemaking proceeding.


                            SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       						ENOVA CORPORATION

	                                   					SAN DIEGO GAS & ELECTRIC COMPANY
				                                      					(Registrants)



Date: July 29, 1997             	By:            /s/ F.H. Ault
                                      -----------------------------------
                                		   				         (Signature)

	                                  					          F. H. AULT
                                       Vice President and Controller