Form 10-K/A
period 1997-12-31
ENOVA CORP
filed 1998-02-27
CIK 940170

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K/A

AMENDMENT 1

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

ENOVA CORPORATION


FORM 10-K/A

AMENDMENT 1


The undersigned registrant hereby amends Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of its Annual Report for 1997 on Form 10-K as set forth in the pages attached hereto. In these items, the following modifications have been made: in the second paragraph on page 26 and the second paragraph of Note 1 on page 58, in both places, the word "shareholder" should be replaced by the word "shareable."

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.






Date:  February 27, 1998                By:       /s/   F. H. Ault
                                           _____________________________
                                           Vice President and Controller

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

BUSINESS COMBINATION
In October 1996, Enova and Pacific Enterprises (PE), parent company of Southern California Gas Company (SoCalGas), announced that they have agreed to combine the two companies. Enova and PE have selected Sempra Energy as the name of the new company formed by the business combination. As a result of the combination, which was unanimously approved by the boards of directors of both companies, (i) each outstanding share of common stock of Enova will be converted into one share of common stock of Sempra Energy, (ii) each outstanding share of common stock of PE will be converted into 1.5038 shares of Sempra Energy's common stock and (iii) the preferred stock and preference stock of SDG&E, PE and SoCalGas will remain outstanding. In March 1997, the shareholders of Enova and PE approved the combination. Consummation of the combination is conditional upon the approvals of the California Public Utilities Commission (CPUC) and various other regulatory bodies (see below).
     In June 1997, the CPUC revised its procedural schedule for the business combination after delaying until July 1997 its final decision on the Performance-Based Ratemaking (PBR) proceeding for SoCalGas. (The CPUC's decision on SoCalGas' PBR proceeding adopted a rate-setting mechanism for SoCalGas that provides incentives for cost control and efficiency improvement, including comparisons of productivity and other factors against benchmarks based on industry performance. SoCalGas had been operating under traditional "cost of service" regulation. The decision provides for, among other things, a net rate reduction of $160 million.) In accordance with the CPUC's revised schedule, the administrative law judge handling the proceeding issued a draft decision on February 23, 1998. That draft decision proposed approval of the combination. Among other things, the draft decision proposed 50/50 sharing of the net cost savings resulting from the combination between shareholders and customers, but only for five years rather than the 10 years sought. The draft decision would reduce the net shareable savings from $1.1 billion to $340 million. The CPUC decision is scheduled for the end of March 1998.
    In November 1997, the California attorney general issued an advisory opinion concluding that the business combination would not adversely affect competition within either the wholesale electricity or interstate gas markets. The opinion included a recommendation that the CPUC consider requiring SoCalGas to auction offsetting volumes of natural gas transportation rights equal to the load with SDG&E that will be withdrawn if the CPUC concludes that SDG&E would be eliminated as a potential competitor in the partially regulated intrastate gas transmission market.
    In September 1997, the CPUC staff issued a final Negative Declaration, concluding that the business combination will not result in any activities or operational changes that may cause a significant adverse effect on the environment.
    In June 1997, the Federal Energy Regulatory Commission (FERC) approved the business combination, subject to the conditions that the combined company will not unfairly use any potential market power regarding natural gas transportation to gas-fired electric-generation plants. The FERC acknowledged that this issue is clearly within the jurisdiction of the CPUC and the conditions will be considered during the CPUC review process. Therefore, the FERC's final decision is not expected to be issued before the CPUC's approval.
    In August 1997, the Nuclear Regulatory Commission approved the business combination, ruling that the creation of the new company will not affect SDG&E's qualifications to hold the license for its 20-percent interest in the San Onofre Nuclear Generating Station (SONGS).
    Remaining regulatory reviews, which are not expected to be concluded prior to the CPUC decision, include clearance by the U.S. Department of Justice, under the Hart-Scott-Rodino Antitrust Act, and approval by the Securities and Exchange Commission. Both agencies will review the business combination for its impacts on competition.
    The commencement of combined operations is expected in the summer of 1998. Earnings of the combined company could be negatively impacted in 1998, and to a lesser extent in subsequent years, by delays in achieving cost savings from the combination caused by the later-than-expected effective combination date, CPUC limitations on transactions between SDG&E and SoCalGas, which may be modified by the CPUC combination proceedings (discussed below), the possibility that the CPUC might not permit recovery of certain costs of the combination and might reduce the period or percentage for shareholder participation in the related cost savings, and slower-than-anticipated growth in revenues from Sempra Energy Solutions. Additional information regarding the proposed business combination is described in Note 1 of the notes to consolidated financial statements.

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


/S/ DELOITTE & TOUCHE LLP


DELOITTE & TOUCHE LLP
San Diego, California
February 23, 1998
                                          57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ENOVA CORPORATION


NOTE 1: BUSINESS COMBINATION
In October 1996 Enova Corporation and Pacific Enterprises (PE), parent company of Southern California Gas Company (SoCalGas), announced an agreement to combine the two companies. As a result of the combination,
(i) each outstanding share of common stock of Enova will be converted into one share of common stock of the new company, (ii) each outstanding share of common stock of PE will be converted into 1.5038 shares of common stock of the new company and (iii) the preferred stock and preference stock of SDG&E, PE and SoCalGas will remain outstanding.
    	The combination was unanimously approved by the boards of directors of both companies and subsequently was approved by the shareholders of both companies. The combination will be a tax-free transaction and is expected to be accounted for as a pooling of interests. Enova and PE have selected Sempra Energy as the name of the new combined company, with the corporate headquarters to be located in San Diego, California. Headquarters for SDG&E and SoCalGas, whose names will be retained, will remain in San Diego and Los Angeles, California, respectively.
Consummation of the combination is conditional upon the approvals of the California Public Utilities Commission and various other regulatory bodies, with completion expected in the summer of 1998. On February 23, 1998, the CPUC's administrative law judge handling the proceeding issued a draft decision that proposed approval of the combination. Among other things, the draft decision proposed 50/50 sharing of the net cost savings resulting from the combination between shareholders and customers, but only for five years rather than the 10 years sought. The draft decision would reduce the net shareable savings from $1.1 billion to $340 million. The CPUC decision is scheduled for the end of March 1998. Additional information concerning Enova/PE joint activities is discussed in Note 3.


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