Form 10-Q
period 1998-03-31
ENOVA CORP
filed 1998-05-07
CIK 940170

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-Q
(Mark One)

[..X..]  Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                                      March 31, 1998
For the quarterly period ended...........................
                             Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the transition period from ____________ to _____________

               Name of
Commission     Registrant                         IRS Employer
File           as specified      State of         Identification
Number         in its charter    Incorporation    Number
----------     --------------    --------------   --------------
1-11439        ENOVA CORPORATION     California       33-0643023

1-3779         SAN DIEGO GAS &
               ELECTRIC COMPANY      California       95-1184800


101 ASH STREET, SAN DIEGO, CALIFORNIA                      92101
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)


Registrants' telephone number, including area code   (619) 696-2000
                                                    ---------------
                         No Change
-------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.                    Yes...X... No......

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock outstanding April 30, 1998:

Enova Corporation                                   113,614,942
                                                    -----------
San Diego Gas & Electric Company  Wholly owned by Enova Corporation
                                  ---------------------------------




                             ENOVA CORPORATION

                                    AND

                      SAN DIEGO GAS & ELECTRIC COMPANY



                                  CONTENTS

                                         									Page No.
                                                  --------
PART I.	FINANCIAL INFORMATION

		Statements of Income. . . . . . . . . . . . . . . . 3
		Balance Sheets. . . . . . . . . . . . . . . . . . . 4
		Statements of Cash Flows. . . . . . . . . . . . . . 5
		Notes to Financial Statements . . . . . . . . . . . 6

Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations . . .10


PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings . . . . . . . . . . . . . .20

Item 4.	Submission of Matters to Vote . . . . . . . .21

Item 6.	Exhibits and Reports on Form 8-K. . . . . . .22

Signature . . . . . . . . . . . . . . . . . . . . . .23



STATEMENTS OF INCOME (unaudited)
In thousands except per share amounts
                                            Enova Corporation
                                            and Subsidiaries           SDG&E
                                           -------------------  -------------------
For the three months ended March 31          1998       1997      1998       1997
                                           -------------------  -------------------
Operating Revenues
  Electric                                 $497,199   $373,670  $497,199   $373,670
  Gas                                       108,654    120,966   108,654    120,966
  Other                                      11,039     13,294      --         --
                                           -------------------  -------------------
Total operating revenues                    616,892    507,930   605,853    494,636
                                           -------------------  -------------------
Operating Expenses
  Electric fuel                              30,614     39,681    30,614     39,681
  Purchased power                            96,057     87,750    96,057     87,661
  Gas purchased for resale                   52,333     67,881    52,333     67,761
  Maintenance                                20,444     21,966    20,444     21,966
  Depreciation and decommissioning          204,067     85,707   198,713     80,622
  Property and other taxes                   11,290     11,712    11,290     11,626
  General and administrative                 47,749     44,601    45,028     39,070
  Other                                      55,950     54,864    44,949     42,565
  Income taxes                               12,123     24,373    29,435     40,754
                                           -------------------  -------------------
Total operating expenses                    530,627    438,535   528,863    431,706
                                           -------------------  -------------------
Operating Income                             86,265     69,395    76,990     62,930
                                           -------------------  -------------------
Other Income and (Deductions)
  Allowance for equity funds used
    during construction                         876      1,423       876      1,423
  Taxes on nonoperating income                1,265      5,068    (2,528)       432
  Other - net                                (2,792)      (405)    6,013     (1,691)
                                           -------------------  -------------------
      Net other income and
          (deductions)                         (651)     6,086     4,361        164
                                           -------------------  -------------------
Income Before Interest Charges
  and Preferred Dividends                    85,614     75,481    81,351     63,094
                                           -------------------  -------------------
Interest Charges and Preferred Dividends
  Long-term debt                             31,713     21,729    27,314     17,925
  Short-term debt and other                   4,232      3,872     4,156      3,872
  Allowance for borrowed funds
    used during construction                   (342)      (632)     (342)      (632)
  Preferred dividend requirements of
    SDG&E                                     1,646      1,646      --         --
                                           -------------------  -------------------
      Net interest charges
        and preferred dividends              37,249     26,615    31,128     21,165
                                           -------------------  -------------------
Net Income                                   48,365     48,866    50,223     41,929
Preferred Dividend Requirements                --         --       1,646      1,646
                                           -------------------  -------------------
Earnings Applicable to Common Shares       $ 48,365   $ 48,866  $ 48,577   $ 40,283
                                           ===================  ===================
Average Common Shares Outstanding           113,616    116,452
                                           ===================
Earnings Per Common Share
  (basic and diluted)                       $0.43      $0.42
                                           ===================
Dividends Declared Per Common Share         $0.39      $0.39
                                           ===================

See notes to financial statements.





BALANCE SHEETS
In thousands of dollars
                                            Enova Corporation
                                            and Subsidiaries               SDG&E
                                       ------------------------  ------------------------
Balance at                              March 31,  December 31,   March 31,  December 31,
                                           1998       1997          1998        1997
                                       (unaudited)               (unaudited)
                                       ----------- ------------  -----------  -----------
ASSETS
Utility plant - at original cost        $5,921,128   $5,888,539   $5,921,128   $5,888,539
Accumulated depreciation
  and decommissioning                   (3,137,994)  (2,952,455)  (3,137,994)  (2,952,455)
                                       ----------- ------------  -----------  -----------
         Utility plant-net               2,783,134    2,936,084    2,783,134    2,936,084
                                       ----------- ------------  -----------  -----------
Investments in partnerships and
  unconsolidated subsidiaries              546,332      516,113         --           --
                                       ----------- ------------  -----------  -----------
Nuclear decommissioning trust              433,056      399,143      433,056      399,143
                                       ----------- ------------  -----------  -----------
Current assets
  Cash and temporary investments           664,220      624,375      612,398      536,050
  Accounts receivable                      196,440      231,678      192,220      229,148
  Notes receivable                          27,713       27,083         --           --
  Due from affiliates                         --           --         58,792      125,417
  Inventories                               59,269       67,074       57,572       65,390
  Other                                     37,159       89,826       26,368       51,840
                                       ----------- ------------  -----------  -----------
         Total current assets              984,801    1,040,036      947,350    1,007,845
                                       ----------- ------------  -----------  -----------
Deferred taxes recoverable in rates        222,882      184,837      222,882      184,837
                                       ----------- ------------  -----------  -----------
Deferred charges and other assets          227,285      157,711      198,377      126,584
                                       ----------- ------------  -----------  -----------
         Total                          $5,197,490   $5,233,924   $4,584,799   $4,654,493
                                       =========== ============  ===========  ===========
CAPITALIZATION AND LIABILITIES
Capitalization
  Common equity                         $1,573,788   $1,570,383   $1,291,639   $1,387,363
  Preferred stock of SDG&E
    Not subject to mandatory redemption     78,475       78,475       78,475       78,475
    Subject to mandatory redemption         25,000       25,000       25,000       25,000
  Long-term debt                         2,003,396    2,057,033    1,766,775    1,787,823
                                       ----------- ------------  -----------  -----------
         Total capitalization            3,680,659    3,730,891    3,161,889    3,278,661
                                       ----------- ------------  -----------  -----------
Current liabilities
  Current portion of long-term debt        124,126      121,700       72,603       72,575
  Accounts payable                         148,390      163,395      145,783      161,039
  Dividends payable                         45,952       46,050       45,952       45,968
  Interest and taxes accrued                25,234       23,160       57,215       10,468
  Regulatory balancing accounts
    overcollected - net                     65,130       58,063       65,130       58,063
  Other                                    129,837      146,267       97,529      114,388
                                       ----------- ------------  -----------  -----------
         Total current liabilities         538,669      558,635      484,212      462,501
                                       ----------- ------------  -----------  -----------
Customer advances for construction          36,756       37,661       36,756       37,661
Accumulated deferred income taxes-net      489,629      501,030      459,825      471,890
Accumulated deferred investment
  tax credits                               93,635       62,332       93,635       62,332
Deferred credits and other liabilities     358,142      343,375      348,482      341,448
                                       ----------- ------------  -----------  -----------
         Total                          $5,197,490   $5,233,924   $4,584,799   $4,654,493
                                       =========== ============  ===========  ===========

See notes to financial statements.




STATEMENTS OF CASH FLOWS (unaudited)
In thousands of dollars
                                                            Enova Corporation
                                                            and Subsidiaries              SDG&E
                                                         ----------------------  ----------------------
For the three months ended March 31                         1998        1997         1998        1997
                                                         ----------  ----------  ----------  ----------
Cash Flows from Operating Activities
   Net income                                             $ 48,365    $ 48,866    $ 50,223    $ 41,929
   Adjustments to reconcile net income to net cash
     provided by operating activities
      Depreciation and decommissioning                     204,067      85,707     198,713      80,622
      Amortization of deferred charges and other assets      1,824       1,902       1,824       1,701
      Amortization of deferred credits
       and other liabilities                                (7,638)     (9,832)     (1,168)     (1,060)
      Allowance for equity funds used during construction     (876)     (1,423)       (876)     (1,423)
      Deferred income taxes and investment tax credits     (68,857)      2,214      69,021          30
      Application of balancing accounts to stranded costs  (86,000)       --       (86,000)       --
      Other - net                                             (947)        340     (19,865)     (2,140)
      Changes in working capital components
       Accounts and notes receivable                        34,608       2,753      36,928       3,251
       Inventories                                           7,805      10,236       7,818      10,966
       Other current assets                                  8,420      (1,413)        (32)        814
       Interest and taxes accrued                          103,995      53,313      (8,617)     75,796
       Accounts payable and other current liabilities      (31,435)    (66,206)    (65,490)    (79,222)
       Regulatory balancing accounts                         7,067      21,210       7,067      21,210
                                                         ----------  ----------  ----------  ----------
       Net cash provided by operating activities           220,398     147,667     189,546     152,474
                                                         ----------  ----------  ----------  ----------
Cash Flows from Financing Activities
     Regular dividends paid                                (44,399)    (45,567)    (45,963)    (47,131)
     Special dividend paid                                    --          --          --       (66,150)
     Repayment of long-term debt                           (50,059)    (45,001)    (19,868)    (25,000)
     Redemption of common stock                               (658)    (66,314)       --          --
     Issuances of long-term debt                              --           279        --          --
                                                         ----------  ----------  ----------  ----------
       Net cash used by financing activities               (95,116)   (156,603)    (65,831)   (138,281)
                                                         ----------  ----------  ----------  ----------
Cash Flows from Investing Activities
     Utility construction expenditures                     (40,957)    (34,074)    (40,957)    (34,074)
     Contributions to decommissioning funds                 (5,505)     (5,505)     (5,505)     (5,505)
     Other - net                                           (38,975)      6,674        (905)     (1,648)
                                                         ----------  ----------  ----------  ----------
       Net cash used by investing activities               (85,437)    (32,905)    (47,367)    (41,227)
                                                         ----------  ----------  ----------  ----------
Net increase (decrease) in cash and temporary
   investments                                              39,845     (41,841)     76,348     (27,034)
Cash and temporary investments, beginning of year          624,375     173,079     536,050      81,409
                                                         ----------  ----------  ----------  ----------
Cash and temporary investments, end of year               $664,220    $131,238    $612,398    $ 54,375
                                                         ==========  ==========  ==========  ==========
Supplemental Disclosure of Cash Flow Information
     Income tax refunds                                   $(12,800)   $(19,001)   $(12,800)   $(19,001)
                                                         ==========  ==========  ==========  ==========
     Interest payments, net of amounts capitalized        $ 39,060    $ 23,764    $ 25,494    $ 15,113
                                                         ==========  ==========  ==========  ==========
Supplemental Schedule of Noncash Activities:
   Investing and Financing
     Real estate investments                              $   --      $ 74,641    $   --      $   --
     Cash paid                                                --          --          --          --
                                                         ----------  ----------  ----------  ----------
     Liabilities assumed                                  $   --      $ 74,641    $   --      $   --
                                                         ==========  ==========  ==========  ==========
   Dividend to Parent of Intercompany Receivable          $   --      $   --      $100,000    $   --
                                                         ==========  ==========  ==========  ==========

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

The Registrants' significant accounting policies, as well as those of their subsidiaries, are described in the notes to consolidated financial statements in Enova Corporation's 1997 Annual Report to Shareholders. The same accounting policies are followed for interim reporting purposes.

This quarterly report should be read in conjunction with the Registrants' 1997 Annual Report on Form 10-K which included the "Management's Discussion & Analysis of Financial Condition and Results of Operations," as well as financial statements and notes thereto.

2.	BUSINESS COMBINATION

In October 1996 Enova and Pacific Enterprises Inc., parent company of Southern California Gas Company, announced an agreement to combine the two companies. Additional information on the proposed business combination is discussed on page 11 in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

3.	MATERIAL CONTINGENCIES

INDUSTRY RESTRUCTURING -- CALIFORNIA PUBLIC UTILITIES COMMISSION

In September 1996 the state of California enacted a law restructuring California's electric utility industry (AB 1890). The legislation adopts the December 1995 California Public Utilities
Commission (CPUC) policy decision that restructures the industry to stimulate competition and reduce rates.

Beginning on March 31, 1998 customers were given the opportunity to choose to continue to purchase their electricity from the local utility under regulated tariffs, to enter into contracts with other energy service providers (i.e., private generators, brokers, etc.) or buy their power from the independent Power Exchange (PX) that serves as a wholesale power pool allowing all energy producers to participate competitively. The PX obtains its power from qualifying facilities, nuclear units and, lastly, from the lowest-bidding suppliers. The California investor-owned electric utilities (IOUs) are obligated to bid their power supply, including electric generation and purchased-power contracts, into the PX. An Independent System Operation (ISO) schedules power transactions and access to the transmission system. The local utility continues to provide distribution service regardless of which source the customer chooses.

As discussed in Note 10 in the notes to consolidated financial statements of the 1997 Annual Report to Shareholders, the IOUs have been given a reasonable opportunity to recover their stranded costs via a competition transition charge (CTC) to customers through December 31, 2001. SDG&E has identified that its estimated transition costs total $2 billion (net present value in 1998 dollars). Through March 31, 1998 SDG&E has recovered transition costs of $0.3 billion for nuclear generation, $0.1 billion for non-nuclear generation and $0.1 billion for purchased-power contracts. Additionally, overcollections of $0.1 billion recorded in the Energy Cost Adjustment Clause and Electric Revenue Adjustment Mechanism balancing accounts at December 31, 1997 have been applied to transition cost recovery, leaving approximately $1.4 billion for future CTC recovery. Included therein is $0.4 billion for post-2001 purchased-power contract payments that may be recovered after 2001, subject to an annual reasonableness review. During the 1998-2001 period, recovery of transition costs is limited by the rate cap (discussed below). Generation plant additions made after December 20, 1995 are not eligible for transition cost recovery. Instead, each utility must file a separate application seeking a reasonableness review thereof. In March 1998 SDG&E reached an agreement with the CPUC's Office of Ratepayer Advocates for the recovery of $13.6 million of SDG&E's $14.5 million in 1996 capital additions for the Encina and South Bay power plants. A final CPUC decision is expected in the second quarter of 1998.

In November 1997 SDG&E announced a plan to auction its power plants and other electric-generating assets. This plan includes the divestiture of SDG&E's fossil power plants and combustion turbines, its 20-percent interest in San Onofre Nuclear Generating Station (SONGS) and its portfolio of long-term purchased-power contracts. The power plants have a net book value as of March 31, 1998 of $700 million ($200 million for fossil and $500 million for SONGS). The proceeds from the auction will be applied directly to SDG&E's transition costs. SDG&E has proposed to the CPUC that the sale of its fossil plants be completed by the end of 1998. Management believes that the rates within the rate cap and the proceeds from the sale of electric-generating assets will be sufficient to recover all of SDG&E's approved transition costs by December 31, 2001, not including the post-2001 purchased-power contract payments that may be recovered after 2001 (see discussion above). However, if the proceeds from the sale of the power plants are less than expected or if generation costs, principally fuel costs, are greater than anticipated, SDG&E may be unable to recover all of its approved transition costs. This would result in a charge against earnings at the time it becomes probable that SDG&E will be unable to recover all of the transition costs.

California's electric restructuring law (AB 1890) required a 10-percent reduction of residential and small commercial customers' rates beginning in January 1998. AB 1890 provided for the issuance of rate-reduction bonds by an agency of the State of California to enable the IOUs to achieve this rate reduction. In December 1997 $658 million of rate-reduction bonds were issued on SDG&E's behalf at an average interest rate of 6.26 percent. These bonds are being repaid over 10 years by SDG&E's residential and small commercial customers via a charge on their electric bills. In 1997 SDG&E formed a subsidiary, SDG&E Funding LLC, to facilitate the issuance of the rate-reduction bonds. In exchange for the bond proceeds, SDG&E sold to SDG&E Funding LLC all of its rights to the revenue streams collected from customers. Consequently, the revenue streams are not the property of SDG&E nor are they available to satisfy any claims of SDG&E's creditors.

A coalition of consumer groups has organized a California ballot initiative that, among other things, would possibly result in an additional 10-percent rate reduction, require that this rate reduction be achieved through the elimination or reduction of CTC payments and prohibit the collection of the charge on customer bills that would finance the rate reduction. SDG&E cannot predict the final outcome of the initiative. If the initiative were to qualify for the ballot, be voted into law and upheld by the courts, the financial impact on SDG&E could be substantial. In December 1997 the California Supreme Court dismissed a petition submitted by a related coalition of consumer groups to overturn the CPUC's Rate-Reduction Bond financing orders.

AB 1890 includes a rate freeze for all customers. Until the earlier of March 31, 2002, or when transition cost recovery is complete, SDG&E's system average rate will be frozen at June 10, 1996 levels (9.64 cents per kilowatt-hour (kwh)), except for the impact of certain fuel cost changes and the 10-percent rate reduction described above. Beginning in 1998 rates were fixed at 9.43 cents per kwh, which includes the maximum permitted increase related to fuel cost increases and the mandatory rate reduction.

SDG&E has been accounting for the economic effects of regulation on all of its utility operations in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," as described in the notes to consolidated financial statements in the 1997 Annual Report to Shareholders. SDG&E has ceased the application of SFAS No. 71 to its generation business, in accordance with the conclusion of the Financial Accounting Standards Board that the application of SFAS No. 71 should be discontinued when legislation is issued that determines that a portion of an entity's business will no longer be regulated. The discontinuance of SFAS No. 71 has not resulted in a write-off of SDG&E's generation assets, since the CPUC has approved the recovery of these assets by the distribution portion of its business, subject to the rate cap.

INDUSTRY RESTRUCTURING -- FEDERAL ENERGY REGULATORY COMMISSION

In October 1997 the FERC approved key elements of the California IOUs' restructuring proposal. This included the transfer by the IOUs of the operational control of their transmission facilities to the ISO, which is under FERC jurisdiction. The FERC also approved the establishment of the California PX to operate as an independent wholesale power pool. The IOUs pay to the PX an up-front restructuring charge (in four annual installments) and an administrative-usage charge for each megawatt-hour of volume transacted. SDG&E's share of the restructuring charge is approximately $10 million, which is being recovered as a transition cost. The IOUs have jointly guaranteed $300 million of commercial loans to the ISO and Power Exchange for their development and initial start-up. SDG&E's share of the guarantee is $30 million.

NUCLEAR INSURANCE

SDG&E and the co-owners of the SONGS units have purchased primary insurance of $200 million, the maximum amount available, for public liability claims. An additional $8.7 billion of coverage is provided by secondary financial protection required by the Nuclear Regulatory Commission and provides for loss sharing among utilities owning nuclear reactors if a costly accident occurs. SDG&E could be assessed retrospective premium adjustments of up to $32 million in the event of a nuclear incident involving any of the licensed, commercial reactors in the United States, if the amount of the loss exceeds $200 million. In the event the public liability limit stated above is insufficient, the Price-Anderson Act provides for Congress to enact further revenue-raising measures to pay claims, which could include an additional assessment on all licensed reactor operators.

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

CANADIAN GAS

SDG&E has long-term pipeline capacity commitments to support its contracts for Canadian natural-gas supplies. Certain of these supply contracts are in litigation, while others are in the process of being settled. If the supply of Canadian natural gas to SDG&E is not resumed to a level approximating the related committed long-term pipeline capacity, SDG&E intends to continue using the capacity in other ways, including the release of a portion of this capacity to third parties and the transport of replacement gas. Additional information regarding the Canadian gas contracts in litigation is provided under "Legal Proceedings" in the 1997 Annual Report on Form 10-K beginning on page 16.




ITEM 2.

      ENOVA CORPORATION/SAN DIEGO GAS & ELECTRIC COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the definition of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the words "estimates", "expects", "anticipates", "plans" and "intends," variations of such words, and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.

Although the Registrants believe that their expectations are based on reasonable assumptions, they can give no assurance that those expectations will be realized. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include political developments affecting state and federal regulatory agencies, the pace and substance of electric industry deregulation in California and in the United States, the ability to effect a coordinated and orderly implementation of both state legislation and the CPUC's restructuring regulations, the consummation and timing of the proposed business combination of Enova and Pacific Enterprises, the timing and level of proceeds of sales of SDG&E's electric-generating assets, the level of sales of electricity, the rate of growth of nonutility subsidiary revenues, international political developments, environmental regulations, and the timing and extent of changes in interest rates and prices for natural gas and electricity.

RESULTS OF OPERATIONS

The following discussions reflect the results for the three months ended March 31, 1998 compared to the corresponding period in 1997:

EARNINGS

Basic and diluted earnings per common share for the first quarter were $0.43 in 1998, compared to $0.42 for the corresponding period in 1997. The increase in earnings in 1998 is due to numerous offsetting factors, primarily the previously announced seasonal variability related to the elimination of electric balancing accounts, rewards reflecting SDG&E's performance under the Gas Procurement Performance-Based Ratemaking (PBR) mechanism, expenses associated with the Enova-Pacific Enterprises merger and lower nonutility subsidiary earnings. The $0.42 earnings per share for the first quarter of 1997 includes $0.04 of nonrecurring earnings related to tax benefits from the 1995 sale of Wahlco Environmental Systems, Inc. Additional information concerning the sale of Wahlco is provided in Note 3 in the notes to consolidated financial statements of the 1996 Annual Report to Shareholders.

OPERATING REVENUES

For the quarter ended March 31, 1998 electric revenues increased from the corresponding period in 1997 primarily due to the recovery of stranded costs via the competition transition charge (CTC) and differences between forecasted and actual sales volume during the first quarter of 1998. This included the January 1998 application to stranded cost recovery of the $130-million balance in the Interim Transition Cost Balancing Account which had been transferred from the ECAC and ERAM balancing accounts at December 31, 1997 (see discussion in "Electric Balancing Accounts" below). Recovery of stranded costs via the CTC will cause earnings to fluctuate as the level of recovery fluctuates, but will be partially offset by increases to depreciation and amortization. In addition, the elimination of ECAC and ERAM, effective December 31, 1997, will cause earnings to be affected by electric-revenue fluctuations due to differences between forecasted and actual sales volume and forecasted and actual fuel and purchased-power costs. These fluctuations will no longer be offset by the accrual or deferral of revenue through the balancing accounts. Increases and decreases in electric sales volume and fuel and purchased-power costs will now impact earnings. Due to the delay in the ISO/PX startup until March 31, 1998, fuel and purchased-power costs for generation were placed temporarily in a balancing account and did not have a negative impact on earnings during the first quarter of 1998.

OPERATING EXPENSES

For the quarter ended March 31, 1998 electric fuel expense decreased from the corresponding period in 1997 primarily due to decreases in natural-gas prices, offset by increases in both natural-gas-fired and nuclear generation. The increase in purchased-power expense for the first quarter of 1998 is primarily due to increases in both purchased-power costs and capacity charges. Gas purchased for resale decreased for the quarter ended March 31, 1998 due to decreases in natural-gas prices.

In addition, for the quarter ended March 31, 1998 compared to the corresponding period in 1997, depreciation and decommissioning expense increased due to recovery of stranded costs via the CTC. This CTC recovery offsets the increases to depreciation and amortization (see discussion in "Operating Revenues" above). Income tax expense decreased due to the increase in income tax benefits related to Enova Financial's increased investments in affordable-housing projects and changes in the treatment and timing of the recognition of certain items due to electric industry restructuring. This change in treatment results in income taxes associated with certain regulatory items being deferred rather than recorded as current tax expense.

OTHER

The change in taxes on nonoperating income for the quarter ended March 31, 1998 compared to the corresponding period in 1997 is due to tax benefits included in 1997 from the 1995 sale of Wahlco Environmental Systems, Inc. Additional information concerning the sale of Wahlco is provided in Note 3 in the notes to consolidated financial statements of the 1996 Annual Report to Shareholders. Interest charges related to long-term debt increased due to the rate reduction bonds that were issued in December 1997.

BUSINESS COMBINATION

In March 1998 the CPUC issued its decision approving the business combination of Enova Corporation and Pacific Enterprises (PE), parent company of Southern California Gas Company (SoCalGas). In approving the combination, the CPUC found that it will benefit customers and the state and local economies, maintain or improve the financial condition of the utilities and quality of management, and be fair to employees and shareholders. The decision calls for the 50/50 sharing of the combination's net cost savings between shareholders and customers, but only for five years rather than the ten years sought, leaving the proper treatment of savings after the first five years to a future Commission. The decision disallows $54 million of the costs to achieve the business combination and reduces the total net shareable savings from $1.1 billion to $340 million. In addition, the decision requires, among other things, the divestiture by SDG&E of its gas-fired generation units (already in progress - see "Electric Generation" below) and the sale by SoCalGas of its options to purchase those portions of the Kern River and Mojave Pipeline gas-transmission facilities within California by September 1998. The CPUC decision adopts various conditions to prevent the improper use of information and cross-subsidies of affiliates by the regulated utilities, but it does not include costly utility-to-utility transaction rules. The decision also adopts a Negative Declaration, concluding that the combination would not have a significant adverse effect on the environment.

In March 1998 Enova and PE reached an agreement with the U.S. Department of Justice (DOJ) to gain clearance for the business combination under the Hart-Scott-Rodino Antitrust Act. Under the agreement, Enova has committed to follow through on its plan to divest SDG&E's fossil-fuel power plants (see "Electric Generation" below), with the new combined company required to gain prior DOJ approval before it can acquire or control any existing California generation facilities in excess of 500 megawatts.

Following a thorough review of the recent regulatory decisions, Enova and PE remain committed to the completion of the business combination, with the expected commencement of combined operations in the summer of 1998. Final regulatory approvals must still be gained from the Federal Energy Regulatory Commission (FERC) and the Securities and Exchange Commission. In June 1997 the FERC conditionally approved the combination subject to conditions that the combined company will not unfairly use any potential market power regarding natural-gas transportation to gas-fired electric-generation plants. In its decision, the FERC required that Sempra Energy adopt specific remedial measures to alleviate the market power concerns and that the CPUC would commit to the enforcement of these measures. The FERC also specifically noted that the divestiture of SDG&E's natural-gas-fired generation plants would eliminate any concerns about vertical market power arising from transactions between SDG&E and SoCalGas. The FERC acknowledged that these issues were clearly within the jurisdiction of the CPUC.

Earnings of the combined company will be negatively impacted in 1998 by delays in achieving cost savings from the combination caused by the later-than-expected effective combination date, the CPUC recovery disallowance of certain costs of the combination and lower-than-anticipated earnings from the start-up of its nonutility subsidiaries. Earnings in subsequent years will be impacted by the future decision of the CPUC concerning the treatment of the combination's cost savings after five years and the level of growth at its nonutility subsidiaries.

ELECTRIC GENERATION

In November 1997 SDG&E announced a plan to auction its power plants and other electric-generating assets, enabling it to continue to concentrate its business on the transmission and distribution of electricity and natural gas in a competitive marketplace. The plan includes the divestiture of SDG&E's fossil plants - the Encina (Carlsbad, California) and South Bay (Chula Vista, California) plants - and its combustion turbines, as well as its 20-percent interest in the San Onofre Nuclear Generating Station (SONGS) and its portfolio of long-term purchased-power contracts, including those with qualifying facilities. The power plants, including the interest in SONGS, have a net book value as of March 31, 1998 of $700 million ($200 million for fossil and $500 million for SONGS) and a combined generating capacity of 2,400 megawatts. The proceeds from the auction will be applied directly to SDG&E's transition costs (see Note 3 of the notes to consolidated financial statements). SDG&E has proposed to the CPUC that the sale of its fossil plants be completed by the end of 1998.

In April 1998 El Dorado Energy, a joint venture of Sempra Energy Resources (a recently formed Enova subsidiary) and Houston Industries Power Generation, began construction on a 480-megawatt natural-gas-fired power plant in Boulder City, Nevada. The $280 million project, which is expected to be completed in the fourth quarter of 1999, will employ an advanced combined-cycle gas-turbine technology, enabling it to efficiently produce electricity for sale into the wholesale market in the western United States.

OTHER REGULATORY MATTERS

CALIFORNIA PUBLIC UTILITIES COMMISSION'S INDUSTRY RESTRUCTURING

In September 1996 the state of California enacted a law restructuring California's electric utility industry to stimulate competition and reduce rates. See additional discussion of industry restructuring in Note 3 of the notes to consolidated financial statements.

CONSUMER EDUCATION

In August 1997 the CPUC authorized $89 million in rate recovery to fund California's Consumer Education Plan (CEP). SDG&E's share of this amount is approximately $9 million. The CEP's objective is to provide California electric customers information to help them compare and choose among electric products and services in the competitive environment. The CEP's program began in September 1997 and is expected to end by May 31, 1998.

PUBLIC PURPOSE PROGRAMS

The CPUC has established a new administrative structure and initial funding levels to manage demand-side management, renewable-energy, low-income assistance, and research and development (R&D) programs beginning in January 1998. The CPUC has formed independent boards to oversee a competitive bidding process to administer demand-side management (DSM) and low-income assistance programs. In an interim decision, the CPUC has required that the California IOUs transfer their administration of demand-side management and low-income programs to these independent boards by December 1998 and December 1999, respectively. Until the transition to a fully competitive energy-services market is complete, customers will be required to provide the funding. For 1998 SDG&E is being funded $32 million and $12 million for demand-side management and renewables programs, respectively. Low-income assistance funding remains at 1997 authorized levels ($12 million). The California Energy Commission is being allocated most of the $63 million authorized to administer the R&D programs, of which SDG&E is funded $4 million. SDG&E earnings potential from DSM programs will be reduced when the transition to the competitive markets is complete.

ELECTRIC BALANCING ACCOUNTS

In October 1997 the CPUC issued a decision eliminating the Electric Cost Adjustment Clause (ECAC) and the Electric Revenue Adjustment Mechanism (ERAM) balancing accounts effective December 31, 1997. Net over-collections of $130 million for these accounts at December 31, 1997 were applied to transition cost recovery in the first quarter of 1998 by the use of a new Interim Transition Cost Balancing Account. The decision eliminates further ECAC proceedings for generation costs incurred after 1997. The elimination of ECAC and ERAM will cause annual earnings to be affected by electric-revenue fluctuations due to differences between forecasted and actual sales volume and forecasted and actual fuel and purchased-power costs. The largest expected quarterly impacts will be reduced first-quarter earnings and increased third-quarter earnings. In the first quarter of 1998, there was no impact since the ISO/PX startup was delayed until March 31.

PERFORMANCE-BASED RATEMAKING (PBR)

Distribution: In December 1997 the CPUC eliminated SDG&E's 1999 General Rate Case filing requirement and replaced it with a 1999 Cost of Service study in its new Distribution PBR application for electric distribution and gas operations (filed in January 1998 to begin in 1999). The application requests an increase in SDG&E's revenue requirements for electric distribution and gas. The electric distribution increase does not affect rates and, therefore, if approved, reduces the amount available for transition cost recovery.

The Distribution PBR proposes a formula for indexing year-to-year gas and electric distribution rates due to inflationary impacts. Rates under the new mechanism are self-calibrating and will be reset each year based on SDG&E's financial performance achieved the previous year. To the extent that return on rate base for any year differs from the authorized rate by more than 100 basis points, the next year's authorized rates will be adjusted up or down by an amount equal to 20 percent of that excess.

SDG&E's performance will be measured and compared with quantitative benchmarks for a set of indicators to determine whether a reward or penalty is earned each year. The proposed PBR includes performance indicators for customer satisfaction, employee safety, electric system reliability, electric competition enhancement, environmental citizenship and electric system maintenance. The total annual maximum reward or penalty for all of the performance indicators will be $20 million. SDG&E's ability to control its costs within the limits of the revenues authorized by the study and succeed in its performance indicators will impact future earnings.

Natural Gas: In February 1998 SDG&E reached an agreement with the CPUC's Office of Ratepayer Advocates for a proposed permanent Gas Procurement PBR mechanism. The new mechanism essentially continues the existing mechanism, establishing a monthly benchmark against which SDG&E's gas procurement activities are measured. The resulting costs or savings will be shared equally between shareholders and ratepayers. A final CPUC decision is expected in July 1998.

NATURAL GAS RESTRUCTURING

In January 1998 the CPUC opened a rulemaking proceeding designed to open the natural-gas industry to competition for all customers. The rulemaking will allow residential and small commercial customers to receive the price and service benefits already realized by larger customers. In developing a natural-gas retail restructuring proposal, the CPUC has provided several guiding principles: replace traditional regulation with competition in those markets where competition or the potential for competition exists, thereby allowing market forces to dictate prices; reform regulation for those utility functions that are not fully competitive; maintain a standard of consumer protection in both competitive and noncompetitive markets; and maintain supply reliability and ensure the safety of consumers' natural-gas service. In March 1998 SDG&E and SoCalGas submitted a joint filing to the CPUC, providing comments on the CPUC's plan. The filing recommends that the CPUC adopt an unbundled, open-access framework for gas storage and transmission to be combined with the commodity-market competition that currently exists. Hearings on the proposed restructuring began in April 1998, with a final CPUC policy decision expected to be issued by the end of 1998.

DISTRIBUTION COST OF CAPITAL

Electric industry restructuring has changed the method of calculating SDG&E's annual cost of capital. SDG&E's 1998 cost of capital, as regulated by the CPUC, remains at 1997 authorized levels of 11.60 percent for the rate of return on equity and 9.35 percent for the rate of return on rate base. These rates apply only to electric distribution and gas rate base, excluding electric transmission (regulated by the FERC) and electric generation (recovered as transition costs). In May 1998 SDG&E will file with the CPUC its Unbundled Cost of Capital application for 1999 rates. Historically, SDG&E's cost of capital has been determined on an incremental basis, with annual adjustments made to reflect market conditions. However, the current application will seek approval to establish new separate rates for SDG&E's electric distribution and gas businesses.

ENVIRONMENTAL MATTERS

In March 1998, the California Supreme Court denied a request for review of a December 1997 California Court of Appeal case involving Pacific Gas & Electric in which the Court of Appeal held that the CPUC has exclusive jurisdiction over personal injury and property-damage cases related to electric and magnetic fields.

LIQUIDITY AND CAPITAL RESOURCES

Utility operations continue to be a major source of liquidity. Liquidity has been favorably impacted by the issuance of Rate Reduction Bonds as described on page 7. In addition, financing needs are met primarily through issuances of short-term and long-term debt. These capital resources are expected to remain available. Cash requirements include utility capital expenditures, nonutility subsidiaries' investments, and repayments and retirements of long-term debt. Nonutility cash requirements include capital expenditures associated with subsidiary activities related to the plans to distribute natural gas in Mexico and the eastern United States; new products; investments in Sempra Energy Trading, Sempra Energy Solutions, El Dorado Energy and other ventures; and affordable-housing, leasing and other investments. In addition to changes described elsewhere, major changes in cash flows are described below.

OPERATING ACTIVITIES

Besides the effects of other items discussed in this report, the only significant changes in cash flows from operations for the three months ended March 31, 1998 compared to the corresponding 1997 period were related to accounts and notes receivable, other current assets, accounts payable and other current liabilities, accrued interest and taxes, and regulatory balancing accounts. Cash flows from accounts and notes receivable increased due to a decrease in utility customer receivables at March 31, 1998 resulting from a decrease in revenue billed to customers. This decrease is attributable to decreases in gas and electric usage due to weather and the 10-percent rate reduction. Cash flows from other current assets increased due to a shift in Enova's net deferred tax position from current assets to current liabilities, as also reflected in the increase in cash flows from accrued taxes. The increase in cash flows from accrued interest results from the increase in accrued interest due to the timing of payments on long-term debt. Cash flows from accounts payable and other current liabilities increased due to the high level of natural-gas prices in late 1996 and early 1997 which resulted in an amplified decrease in the purchased-gas payable in March 1997. Cash flows from regulatory balancing accounts increased due to the increase in the gas balancing accounts reflecting continued overcollections attributable to decreasing natural-gas prices.

FINANCING ACTIVITIES

Enova Corporation does not anticipate the need for short-term debt in 1998. In addition, Enova does not expect to issue stock or long-term debt in 1998, other than for stock issuances related to the Enova - Pacific Enterprises business combination.

On May 1, 1998 SDG&E announced a voluntary tender for the entire outstanding balances of three issuances of first mortgage bonds:
$54.3 million of 9.625-percent bonds, $43.7 million of 8.5-percent bonds, and $80.0 million of 7.625-percent bonds. This, coupled with the $32 million of variable-rate, taxable IDBs retired previously and the $83 million of debt offset by temporary assets, will complete the anticipated debt-related use of rate-reduction bond proceeds. See discussion of rate-reduction bond proceeds on page 29 of "Management's Discussion & Analysis of Financial Condition and Results of Operations" of the 1997 Annual Report to Shareholders.

Enova Financial and SDG&E repaid $30.2 million and $19.9 million, respectively, of long-term debt during the first quarter of 1998 during the ordinary course of business. The amount repaid by SDG&E includes $3.2 million of rate-reduction-bond repayments. During that same period, no long-term debt was issued by either company.

SDG&E had short-term bank lines of $50 million and long-term bank lines of $340 million with no short-term loans outstanding at March 31, 1998. Commitment fees are paid on the unused portion of the lines and there are no requirements for compensating balances. The $50 million short-term bank line expired on April 30, 1998 and has been rewritten as a $30 million bank line expiring April 30, 1999. A $60 million long-term bank line expires at year end 1998 and is expected to be extended at that time.

Quarterly cash dividends of $0.39 per share were declared for the first quarter of 1998 and for each quarter during the year ended December 31, 1997. The dividend-payout ratio for the twelve months ended March 31, 1998 and years ended December 31, 1997, 1996, 1995, 1994 and 1993 were 71 percent, 71 percent, 79 percent, 80 percent, 130 percent and 82 percent, respectively. The increase in the payout ratio for the year ended December 31, 1994 was due to the writedowns recorded during 1994. For additional information regarding the writedowns, see Enova Corporation's 1996 Annual Report on Form 10-K. The payment of future dividends is within the discretion of the directors and is dependent upon future business conditions, earnings and other factors. The CPUC regulates SDG&E's capital structure, limiting the dividends it may pay Enova; this restriction is not expected to affect Enova's ability to meet its cash obligations. Net cash flows provided by operating activities currently are sufficient to maintain the payment of dividends at the current level.

SDG&E maintains its capital structure so as to obtain long-term financing at the lowest possible rates. The following table shows the percentages of capital represented by the various components. The capital structures are net of the construction funds held by a trustee in 1993.




                                                           March 31,
                                                1997         1998
                  1993   1994   1995   1996   (A)  (B)     (A)  (B)
--------------------------------------------------------------------
Common equity      47%    48%    49%    50%    51%  41%    50%   40%
Preferred stock     4      4      4      4      4    3      4     3
Debt and leases    49     48     47     46     45   56     46    57
--------------------------------------------------------------------
Total             100%   100%   100%   100%   100% 100%   100%  100%
--------------------------------------------------------------------

(A) Excludes rate reduction bonds ($658 million at December 31, 1997 and $655 million at March 31, 1998).
(B) Includes rate reduction bonds ($658 million at December 31, 1997 and $655 million at March 31, 1998).





The following table lists key financial ratios for SDG&E.

                                        Twelve           Year
                                     months ended        ended
                                       March 31,     December 31,
                                         1998            1997
                                     ------------    ------------
Pretax interest coverage*                5.9 X           5.8 X
Pretax interest coverage                 5.4 X           5.8 X
Internal cash generation
   -with accelerated depreciation**      207 %           192 %
   -without accelerated depreciation**   151 %           165 %
Construction expenditures as
   a percent of capitalization*          7.9 %           7.3 %

*  Excludes December 1997 rate reduction bonds in calculation.
** Due to industry restructuring.


INVESTING ACTIVITIES

Cash used in investing activities for the three months ended March 31, 1998 included utility construction expenditures and payments to the SONGS decommissioning trust. Utility construction expenditures were $197 million in 1997 and are estimated to be $242 million in 1998. Nonutility expenditures were $158 million in 1997 and are estimated to be $100 million in 1998. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements. Among other things, the level of utility expenditures in the next few years will depend heavily on the impacts of industry restructuring and the sale of SDG&E's Encina and South Bay power plants and other electric-generating assets, as well as the timing and extent of expenditures to comply with air-emission reduction and other environmental requirements. Enova's level of nonutility expenditures in the next few years will depend primarily on activities such as Enova International's plan to develop natural-gas distribution systems in Mexico, Sempra Energy Solutions' activities including its plan to develop natural-gas distributions systems outside of California, and the level of investments by Enova and Enova Financial.

During the first quarter of 1998, Enova invested $0.6 million in Distribuidora de Gas Natural de Mexicali and $3 million in El Dorado Energy. In addition, in January 1998, Sempra Energy Solutions completed the acquisition of CES/Way International as previously reported. Investments in these and other nonutility ventures are responsible for the change in cash used by other-net investing activities during the three months ended March 31, 1998 as shown on the Statements of Cash Flows.

NEW ACCOUNTING STANDARDS

Enova has adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income," which requires the reporting and display of comprehensive income and its components. These components are items that affect equity without having been recognized in the determination of net income. Enova had no such items during the three months ended March 31, 1998.

SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," requires annual and interim disclosure of certain information about a company's products and services. Under SFAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally. The impact of the adoption of SFAS 131 is the potential redefinition of Enova's segments, possibly electric operations, gas operations, energy services and other. Enova is not reporting this information at this time as it is not required for interim periods in the initial year of application. However, the disclosure of limited segment information will be required for interim periods during years subsequent to the initial year of application.


                PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Other than as discussed below, there have been no significant subsequent developments in litigation proceedings that were outstanding at December 31, 1997, nor have there been any significant new litigation proceedings since that date.

SONGS PERSONAL INJURY LITIGATION

As described in the "Legal Proceedings -- SONGS Personal Injury Litigation" section on page 18 of the Registrants' Annual Report on Form 10-K, SDG&E holds a 20-percent interest in the San Onofre Nuclear Generating Station, and seven radiation personal injury cases have been filed against various parties in which plaintiffs allege that their various types of leukemia or other forms of cancers were caused by radiation exposure to "fuel fleas" (radioactive fuel particles). On March 6, 1998, the jury in one of these seven cases, the Kennedy litigation, reached a verdict in favor of defendants Southern California Edison and Combustion Engineering on all counts. A Motion for New Trial was filed on March 20, 1998 and has been scheduled for hearing on June 11, 1998. SDG&E was not a party to this action; however, because of its ownership interest in SONGS, SDG&E may be adversely affected if plaintiffs are successful.

CANADIAN NATURAL GAS

SDG&E and Canadian Hunter settled their dispute, and on April 8, 1998, the U.S. District Court entered an order in the case dismissing the litigation with prejudice.




ITEM 4.	SUBMISSION OF MATTERS TO VOTE

ENOVA CORPORATION

The shareholders of Enova Corporation elected three Class III
Directors at the annual meeting on April 28, 1998. The name of each nominee and the number of shares voted for or withheld were as follows:

Nominees		        		Votes For	         	Votes Withheld
------------------------------------------------------------------
W.D. Jones				      90,254,837	       	    1,601,110
R.R. Ocampo				     90,196,530	       	    1,659,417
T.C. Stickel			     90,267,582		           1,588,365

Additional information concerning the election of the board of directors is contained in Enova Corporation's 1998 Proxy Statement and Notice of Annual Meeting.

SAN DIEGO GAS & ELECTRIC COMPANY

The shareholders of San Diego Gas & Electric Company elected 9 directors at the annual meeting on April 28, 1998. The name of each nominee and the number of votes for or withheld are summarized below. All 116,583,358 common shares, which are owned by Enova Corporation, were voted for the nominees. The $20 par value preferred stock, of which there are 1,373,770 shares outstanding, has two votes per share.

Nominees				            Votes For		           Votes Withheld
------------------------------------------------------------------
R.C. Atkinson			       118,263,484			             31,570
A. Burr				            118,266,074			             28,980
R.A. Collato			        118,266,854			             28,200
D.W. Derbes				        118,264,844			             30,210
R.H. Goldsmith			      118,266,174			             28,880
E.A. Guiles				        118,266,844			             28,210
W.D. Jones				         118,266,654			             28,400
R.R. Ocampo				        118,264,128			             30,926
T.C. Stickel			        118,266,254			             28,800

Additional information concerning the election of the board of directors is contained in SDG&E's 1998 Proxy Statement and Notice of Annual Meeting.



ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	Exhibit 12 - Computation of ratios

      	12.1	Computation of Ratio of Earnings to Combined Fixed
            Charges and Preferred Stock Dividends as required under SDG&E's August 1993 registration of 5,000,000 shares of Preference Stock (Cumulative).

	Exhibit 27 - Financial Data Schedules

      	27.1	Financial Data Schedule for the quarter ended March 31,
		          1998 for Enova Corporation.

      	27.2	Financial Data Schedule for the quarter ended March 31,
		          1998 for SDG&E.

(b)	Reports on Form 8-K

     	A Current Report on Form 8-K was filed on March 16, 1998 to announce the U.S. Department of Justice clearance received for the Enova - Pacific Enterprises merger and the issuance of CPUC Commissioner Josiah L. Neeper's alternate decision regarding the merger.

     	A Current Report on Form 8-K was filed on March 27, 1998 to announce the issuance of the CPUC's final decision approving the Enova - Pacific Enterprises merger.




SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

                         					ENOVA CORPORATION
						                                  	(Registrant)



Date: May 6, 1998             By:   /s/ F. H. Ault
                                 ----------------------------
                              						  (Signature)

                          					         F. H. AULT
                                 Vice President and Controller


                                 and

                         					SAN DIEGO GAS & ELECTRIC COMPANY
                                          (Registrant)



Date: May 6, 1998             By:   /s/ F. H. Ault
                                 ----------------------------
						                                (Signature)
					                                   F. H. AULT
                                 Vice President, Chief Financial
                                 Officer, Treasurer and Controller